Form 10QSB
period 1996-03-31
FC BANC CORP
filed 1996-05-15
CIK 893539

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                              Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

                      Commission file number  - 33-53596

                              FC BANC CORP.
         (Exact name of small business issuer as specified in its charter)

                      OHIO                          34-1718070
      (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)           Identification No.)

                      Farmers Citizens Bank Building,
                          105 Washington Square
                                Box 567,
                             Bucyrus, Ohio                  44820-0567
                (Address of principal executive offices)    (Zip Code)

                            (419) 562-7040
                      (Issuer's telephone number)

                                  N/A
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                     Yes  X      No . . .

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.        Yes . .   No . .

Applicable only to corporate issuers

As of April 30, 1996, 325,020 shares of Common Stock of the Registrant were outstanding. There were no preferred shares outstanding.

Transitional Small Business Disclosure Format
                                        (Check one): Yes . .   No  X

                             FC BANC CORP.

                             BUCYRUS, OHIO

                              FORM 10-QSB

                                 INDEX
                                                            Page Number
PART I    FINANCIAL INFORMATION

Item. 1.  Financial Statements (Unaudited)

          Condensed consolidated balance sheets --                3
          March 31, 1996 and December 31, 1995

          Condensed consolidated statements of income --          4
          Three months ended March 31, 1996 and 1995

          Condensed consolidated statements of changes            5
          in shareholders' equity --
          Three months ended March 31, 1996 and 1995

          Condensed consolidated statements of cash flows --      6
          Three months ended March 31, 1996 and 1995

          Notes to condensed consolidated financial               7
          statements -- March 31, 1996

Item 2.   Management's Discussion and Analysis of Financial       8
          Condition and Results of Operations

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                      12

Item 2.   Changes in Securities                                  12

Item 3.   Defaults upon Senior Securities                        12

Item 4.   Submission of Matters to a Vote of Security Holders    12

Item 5.   Other Information                                      12

Item 6.   Exhibits and Reports on Form 8-K                       12

Signatures                                                       13









                             FC BANC CORP.
                             Bucyrus, Ohio
                      CONSOLIDATED BALANCE SHEETS
______________________________________________________________________________
                                                      ( Dollars in thousands )
                                                (Unaudited)        (Unaudited)
                                                 March 31,         December 31,
                                                   1996               1995
Assets
     Cash and due from banks                      $ 4,770           $  5,329
     Interest-bearing time deposits                   -0-                -0-
     Federal funds sold                             2,200              4,200
     Securities being held to maturity               -0-                 -0-
     Securities available for sale, at fair value  36,112             33,869

     Loans (net of unearned interest)              35,652             37,179
     Less:     Allowance for loan losses           (1,318)            (1,297)
                                                  _______            _______
            Loans - net                            34,334             35,882

     Properties and equipment                       1,480              1,406
     Accrued income receivable                        827                769
     Deferred federal income taxes                    506                467
     Other assets                                   1,679              1,776
                                                  _______            _______
     Total assets                                 $81,908            $83,698

Liabilities
     Demand deposit                               $10,080            $10,765
     NOW accounts                                  12,940             13,609
     Savings                                       20,886             21,541
     Time, $100,000 or over                           844                837
     Other time deposits                           26,189             24,139
                                                  _______            _______
               Total deposits                      70,939             70,891

     Borrowed funds                                   -0-              1,525
     Accrued interest payable                         174                212
     Accrued expenses and other liabilities           285                310
                                                  _______            _______
               Total liabilities                  $71,398            $72,938

Shareholders' equity
     Common stock  --     $ 2.50 par value            832                832
       Authorized  --    500,000 shares
       Issued      --    332,816 shares
     Surplus                                        1,372              1,370
 Retained earnings                                  8,798              8,653
     Treasury stock (7,796 shares in 1996 and        (317)               -0-
        -0- shares in 1995)
     Unrealized gain (loss) on securities
      available-for-sale                             (175)               (95)
                                                  _______            _______
               Total equity                        10,510             10,760
                                                  _______            _______
              Total liabilities and
                shareholders' equity              $81,908            $83,698

______________________________________________________________________________
The accompanying notes are an integral part of these financial statements.
                                  -3-

                               FC BANC CORP.
                               Bucyrus, Ohio
                    CONSOLIDATED STATEMENTS OF INCOME
______________________________________________________________________________
                              ( Dollars in thousands, except per share amounts )
                                                           (Unaudited)
                                                         3 Months Ended
                                                            March 31,
                                                     1996              1995
Interest income
     Interest and fees on loans                    $   821            $1,810
     Interest on investment securities:
        Taxable                                        392               421
        Exempt from federal income tax                 104               122
     Interest on federal funds sold                     57                30
     Interest on deposits with banks                   -0-                 4
                                                   _______           _______
          Total interest income                      1,374             1,387

Interest expense
     Interest on deposits                              571               584
     Interest on federal funds purchased and
        purchased under agreement to repurchase         16                12
                                                   _______           _______
               Total interest expense                  587               596

     Net interest income                               787               791

     Provision for loan losses                         -0-               204
                                                   _______           _______
          Net interest income after
            provision for loan loss                    787               587

Other income
     Service charges on deposit accounts                84                83
     Net investment security profits or losses         -0-               -0-
     Other income                                       59                37
                                                   _______           _______
          Total other income                           143               120

Other expense
     Salaries and employee benefits                    381               322
     Net occupancy expense                             101                73
     Equipment expense                                  35                12
     FDIC deposit insurance expense                      5                32
     State & other taxes                                40                41
     Other expense                                     206               172
                                                   _______           _______
          Total other expense                          768               652
                                                   _______           _______
     Income before income taxes                        162                55
     Income tax expense                                 17               (22)
                                                    ______            ______
          Net Income                               $   145           $    77
______________________________________________________________________________
Per share data:
     Net income per share of common stock          $   .44           $   .23

______________________________________________________________________________
The accompanying notes are an integral part of these financial statements.
                                  -4-


                             FC BANC CORP.
                             Bucyrus, Ohio
                  CONSOLIDATED STATEMENTS OF CHANGES
                        IN SHAREHOLDERS' EQUITY
______________________________________________________________________________
                                              ( Dollars in thousands )

                                                   (Unaudited)
                                                           Unrealized
                                                            Gain/Loss
                                                               on      Total
                                                           Securities  Share-
                       Capital           Retained Treasury Available  holders'
                         Stock  Surplus  Earnings    Stock   For Sale  Equity
Balance at 12/31/94    $   832   $1,370   $8,510   $  -0-    $ (893)   $ 9,819

Net income                                    77                            77

 Change in unrealized
 gain/loss on securities
 available-for-sale                                              356       356
                       _______    ______   ______  ______    _______   _______
Balance at 3/31/95     $   832    $1,370   $8,587  $  -0-     $ (537)  $10,252


Balance  at 12/31/95   $   832    $1,370  $8,653   $  -0-     $  (95)  $10,760

Net income                                   145                           145

Purchase of 8,772
 treasury shares                                     (357)                (357)

Sale of 976 treasury shares                    2       40                   42

Change in unrealized
 gain/loss on securities
 available-for-sale                                              (80)     ( 80)
                       _______     ______  ______  ______     ______   _______
Balance  at 3/31/96    $   832     $1,372  $8,798  $ (317)     $(175)  $10,510

______________________________________________________________________________
The accompanying notes are an integral part of these financial statements.
                                 -5-

                              FC BANC CORP.
                              Bucyrus, Ohio
                  CONSOLIDATED STATEMENT OF CASH FLOWS
______________________________________________________________________________
                                                    ( Dollars in thousands )
                                                         3 Months Ended
                                                            March 31,
                                                      1996              1995
Cash Flows From Operating Activities:
     Net income                                  $     145         $      77
Adjustments to reconcile net
income to next cash
        provided by operating activities:
            Depreciation                                68                47
            Provision for loan losses                  -0-               204
            Provision for deferred taxes               -0-                (7)
            Provision for security loss                -0-               -0-
            Gain/Loss on investments                   -0-               -0-
            Amortization/Accretion - net                18               (12)
            Change in accrued income and
               other assets                           (150)             (293)
            Change in accrued expenses
               and other liabilities                   127               (65)
                                                    ______            ______
          Total adjustments                             63              (126)
                                                    ______            ______
     Net cash provided by operating activities         208               (49)

Cash flows from investing activities:
     Net change in certificate of deposits             -0-                -0-
     Net change in federal funds sold                2,000              1,700
     Securities held to maturity:
        Proceeds from maturities                       -0-                900
        Proceeds from sales                            -0-                -0-
        Purchases                                      -0-               (100)
     Securities available for sale:
        Proceeds from maturities                     1,728                179
        Proceeds from sales                            -0-                -0-
        Purchases                                   (4,109)               -0-
     Net change in loans                             1,548               (530)
     Capital purchases                                (142)               (34)
                                                    ______             ______
     Net cash used in investing activities           1,025              2,115

Cash flows from financing activities:
     Net change in deposits                             48             (2,221)
     Net change in short-term borrowing             (1,525)              (550)
     Purchase of treasury stock                         42                -0-
     Dividends paid                                   (357)               -0-
                                                    ______             ______
     Net cash provided by financing activities      (1,792)            (2,771)

     Net decrease in cash and cash equivalents        (559)              (705)
     Cash and cash equivalents at beginning of year  5,329              5,018
                                                    ______             ______
     Cash and cash equivalents at end of year     $  4,770           $  4,313

Supplemental information:
     Interest paid                                $     626          $    624
     Net income taxes paid                              172                34

______________________________________________________________________________
The accompanying notes are an integral part of these financial statements.
                                  -6-

                              FC BANC CORP.


                              BUCYRUS, OHIO


         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
______________________________________________________________________________

NOTE 1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

                              FC BANC CORP.


                              BUCYRUS, OHIO


         MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                       AND RESULTS OF OPERATIONS

______________________________________________________________________________

    The following focuses on the consolidated financial condition of F C Banc Corp. at March 31, 1996, compared to December 31, 1995, and the results of operations for the three month period ended March 31, 1996, compared to the same periods in 1995. The purpose of this discussion is to provide a better understanding of the consolidated financial statements and footnotes included
in the Form 10-QSB.   The Registrant is not aware of any market or
institutional trend, events or uncertainties that will have or are reasonably likely to have a material effect on liquidity, capital resources or operations except as discussed herein. Other than as discussed herein, the Registrant is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.



Financial Condition

Liquidity

    Liquidity relates to the Corporation's ability to meet cash demands of its customers and their credit needs. Liquidity is provided by the Corporation's ability to readily convert assets to cash and readily marketable, short-term assets such as federal funds sold and deposits in other banks.

    Cash, amounts due from banks and federal funds sold totaled $6,970,000 at March 31, 1996. Investments and mortgage-backed securities available for sale were $36,112,000 at March 31, 1996. This amount increased by $316,000 from December 31, 1995 balances. These assets, as well as anticipated deposit growth d scheduled loan payments and maturing investment securities, provide the Corporation with an adequate source of funds for expected future demand for loans and for fluctuations in deposit volume. They also provide management with the flexibility to change the composition of interest earning assets as market conditions change in the future.

    Liability liquidity relates to the Corporation's ability to retain existing deposits, obtain new deposits and borrow in the marketplace. Total deposits remained relatively constant decreasing by $48,000 for the three months ended March 31, 1996. The Corporation has experienced some deposit disintermediation during the first three months of 1996. This is evidenced by the reductions in demand deposit and NOW account and savings account balances of $1,354,000 and $655,000 respectively being offset by increases in time accounts balances of $2,057,000. Management anticipates some continued disintermediation with total deposits to experience moderate growth or remain stable during the rest of the year.

    Access to advances from the Federal Reserve Bank (FRB) in the form of Federal Funds Purchased is a supplemental source of cash to meet liquidity needs.



Capital Resources

    Shareholders' equity totaled $10,510,000 at March 31, 1996, compared to $10,760,000 at December 31, 1995. This decrease was primarily due to the acquisition of 7,796 shares of treasury stock and a net unrealized holding
loss on securities available-for-sale of $80,000.   As of March 31, 1996, the
ratio of shareholders' equity to assets was 12.83% compared to 12.86% at December 31, 1995.



Regulatory Capital Requirements

    The Corporation complies with the capital requirements established by the Federal Reserve System, which bare summarized as follows:

                                                   Capital Position
                            Regulatory                  as of
                             Minimum       March 31, 1996    December 31, 1995


       Tier I                  4.00%           23.72%              22.61%
       risk-based
       capital......

       Total Risk-             8.00%           22.45%              23.88%
       Based capital

       Tier I             3.00% - 5.00%        12.83%              13.04%
       leverage.....

    Under "Prompt Corrective Action" regulations adopted in September 1992, the Federal Deposit Insurance Corporation (FDIC) has defined five categories of capitalization (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized). The Corporation meets the "Well capitalized" definition, which requires a total risk-based capital ratio of at least 10%, and a leverage ratio of at least 8%. Under a current regulatory proposal, interest rate risk would become an additional element in measuring risk-based capital. This proposed change is not expected to significantly impact the Corporation's compliance with capital guidelines.



Changes in Financial Condition

    Consolidated total assets were $81,908,000 at the end of the current period reflecting a decrease of $1,790,000 or 2.14% during the first three months of 1996. This reduction was funded primarily by the federal funds sold of $2,000,000 and payment and maturities in the loan portfolio of $1,548,000. Approximately $2,323,000 was utilized to fund security purchases, $1,525,000 to reduce short-term borrowings, and the remainder to fund treasury stock acquisitions.



Investment Portfolio

    The total investments outstanding increased during the first quarter primarily due to the allocation of short-term funds in an effort to increase yields. The valuation of the investment portfolio, which is all classified as available-for-sale, continues to remain relatively stable as shown by the aggregate market value decline for the first quarter of 1996 of $119,000, or less than 50 basis points since December 31, 1995.


Allowance for Loan Loss

    The allowance for loan losses was established and is maintained by periodic charges to the provision for loan loss, an operating expense, in order to provide for losses inherent in the Bank's loan portfolio. Loan losses and recoveries are charged or credited respectively to the allowance for loan losses as they occur.

    The allowance/provision for loan losses is determined by management by considering such factors as the size and character of the loan portfolio, loan loss experience, problem loans, and economic conditions in the Bank's market area. The risk associated with the lending operation can be minimized by evaluating each loan independently based upon criteria which includes, but is not limited to, (a) the purpose of the loan, (b) the credit history of the borrower, (c) the borrower's financial standing and trends,
(d) the market value of the collateral involved, and (e) the downpayment received.

    Quarterly reviews of the loan portfolio are conducted to identify problem loans and to determine appropriate courses of action on a loan by loan basis. Collection policies have been developed to monitor the status of all loans. Collection procedures are being activated when a loan becomes past due.

    Current internal loan review procedures provide for the analysis of a borrower's operating data, tax returns and financial statement performance ratios for all significant commercial loans, regulatory classified loans, past due loans and internally identified "watch" loans. Specifically these procedures include; 1) the designation of an individual to function primarily as a loan reviewer, 2) placing the loan reviewer under the direct supervision of the senior lending officer, 3) utilization of a "loan risk rating system" which prioritize the loans to be reviewed, 4) review of all new credits by the senior lending officer, 5) revision of the "watch list" with formal presentation to the Board each quarter, and 6) utilization of the services of an outside consulting firm to supplement the review function.

    The entire allowance for loan losses is available to absorb any particular loan loss. However, for analytical purposes, the allowance could be allocated based upon net historical charge-offs of each type of loan for the last five years. Currently, the losses experienced combined with the type and market value of the collateral securing the loan portfolio and the current financial standing of certain borrowers are the primary factors for the larger percentage allocation.

    Management believes significant factors affecting the allowance are being reviewed regularly and that the allowance is adequate to cover potentially uncollectible loans as of March 31, 1996. The Bank has no exposure from troubled debt to lesser developed countries.



Results of Operations - First Quarter 1996 vs First Quarter 1995

    Consolidated net income of $145,000 for the first quarter of 1996 was 88% more than the $77,000 recorded for the first quarter of 1995. Expressed as annualized returns on average assets and average shareholders' equity, net income for 1996 was 0.76% and 5.59% compared to 0.45% and 3.61% for 1995. Earnings per share increased $.21 to $.44 per share for the first quarter 1996 compared to the same period in 1995.

    The increased level of net income for the first quarter of 1996 compared to the first quarter of 1995, resulted primarily from lower provision for loan losses. This was partially off-set by a $116,000 increase in other expenses and the increased income tax provision of $39,000.

    Net interest income was almost the same for both the first quarter of 1996 and 1995. Total interest income decreased by $13,000 and total interest expenses decreased by $4,000. This occurred primarily as a result of decreasing yields on interest earning assets and the restructuring of the deposit portfolio.


    The decrease in the provision for loan losses is attributed primarily to those factors previously discussed above.

    Net occupancy and equipment expenses increased primarily as a result of the installation of a new computer system and the physical expansion of the Bank's main office facility.

                              FC BANC CORP.

                              BUCYRUS, OHIO


                                 PART II

                           OTHER INFORMATION
______________________________________________________________________________
ITEM 1 - LEGAL PROCEEDINGS

               Not Applicable


ITEM 2 - CHANGES IN SECURITIES

               Not Applicable


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

               Not Applicable


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 24, 1996 the Company held its annual meeting of Shareholders and approved the following:

           1. Electing three (3) class I directors to the Board of Directors for terms of three (3) years and until their successors are elected and qualified.

           2. Ratification of the appointment of the Company's Independent Accountants for the fiscal year ending December 31, 1996.


ITEM 5 - OTHER INFORMATION

               Not Applicable


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

               No reports on Form 8-K were filed during the quarter.

                               SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1993, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                      FC BANC CORP.


Date:  May 14, 1996                      Robert L. Morton

                                         Robert L. Morton
                                         President and Chief Executive Officer


Date:  May 14, 1996                      Phillip W. Gerber

                                         Phillip W. Gerber
                                         Executive Vice President,
                                         Secretary and Treasurer