Form 10QSB/A
period 1996-03-31
FC BANC CORP
filed 1996-06-27
CIK 893539

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                              Form 10-QSB/A

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

                             FORM 10-QSB/A

                                 INDEX
                                                            Page Number
PART I    FINANCIAL INFORMATION

Item. 1.  Financial Statements (Unaudited)

          Condensed consolidated balance sheets --                N/A
          March 31, 1996 and December 31, 1995

          Condensed consolidated statements of income --          N/A
          Three months ended March 31, 1996 and 1995

          Condensed consolidated statements of changes            N/A
          in shareholders' equity --
          Three months ended March 31, 1996 and 1995

          Condensed consolidated statements of cash flows --      N/A
          Three months ended March 31, 1996 and 1995

          Notes to condensed consolidated financial               N/A
          statements -- March 31, 1996

Item 2.   Management's Discussion and Analysis of Financial       N/A
          Condition and Results of Operations

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                       N/A

Item 2.   Changes in Securities                                   N/A

Item 3.   Defaults upon Senior Securities                         N/A

Item 4.   Submission of Matters to a Vote of Security Holders     N/A

Item 5.   Other Information                                       N/A

Item 6.   Exhibits - Financial Data Schedule                      Exhibit

Signatures                                                        3

                               SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1993, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                      FC BANC CORP.


Date:  June 27, 1996                     Phillip W. Gerber

                                         Phillip W. Gerber
                                         President and Chief Executive Officer


Date:  June 27, 1996                     Phillip W. Gerber

                                         Phillip W. Gerber
                                         Executive Vice President,
                                         Secretary and Treasurer