Form 10QSB
period 1996-06-30
FC BANC CORP
filed 1996-08-15
CIK 893539

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                           Form 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED JUNE 30, 1996
[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

              Commission file number  - 33-53596

                           FC BANC CORP.
     (Exact name of small business issuer as specified in its charter)

                   OHIO                                     34-1718070
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

Farmers Citizens Bank Building, 105 Washington Square        44820-0567
       Box 567, Bucyrus, Ohio
     (Address of principal executive offices)                (Zip Code)

                          (419) 562-7040
                    (Issuer's telephone number)

                              N/A
Former name, former address and former fiscal year, if changed since last report)

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

Applicable only to corporate issuers

As of July 31, 1996, 325,020 shares of Common Stock of the Registrant were outstanding. There were no preferred shares outstanding.

Transitional Small Business Disclosure Format  (Check one):  Yes . .   No  X

                         FC BANC CORP.

                         BUCYRUS, OHIO

                          FORM 10-QSB

                             INDEX


                                                           Page Number

PART I    FINANCIAL INFORMATION

Item. 1.  Financial Statements (Unaudited)

          Condensed consolidated balance sheets --                3
          June 30, 1996 and December 31, 1995

          Condensed consolidated statements of income --          4
          Three months ended June 30, 1996 and 1995
          Six months ended June 30,1996 and 1995

          Condensed consolidated statements of changes            5
          in shareholders' equity --
          Six months ended June 30, 1996 and 1995

          Notes to condensed consolidated financial               6
          statements -- June 30, 1996

Item 2.   Management's Discussion and Analysis of Financial       7
          Condition and Results of Operations

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                      11

Item 2.   Changes in Securities                                  11

Item 3.   Defaults upon Senior Securities                        11

Item 4.   Submission of Matters to a Vote of Security Holders    11

Item 5.   Other Information                                      11

Item 6.        Exhibits and Reports on Form 8-K                  11

Signatures                                                       12


                              FC BANC CORP.
                              Bucyrus, Ohio
                       CONSOLIDATED BALANCE SHEETS
______________________________________________________________________________
                                 < ---------- Dollars in thousands ----------->
                                            June 30,          December 31,
                                           (Unaudited)          (Unaudited)
                                              1996                1995
Assets
     Cash and due from banks              $  5,811            $  5,329
     Interest-bearing time deposits              0                   0
     Federal funds sold                          0               4,200
     Securities being held to maturity           0                   0
     Securities available for sale,
        at fair value                        36,520             33,869

     Loans (net of unearned interest)        37,621             37,179
     Less:     Allowance for loan losses     (1,318)            (1,297)

          Loans - net                        36,303             35,882

     Properties and equipment                 1,567              1,406
     Accrued income receivable                  872                769
     Deferred federal income taxes              595                467
     Other assets                             1,717              1,776

          Total assets                      $83,385            $83,698
Liabilities
     Demand deposits                         $23,701           $24,374
     Savings                                  20,791            21,541
     Time, $100,000 or over                    2,011               837
     Other time deposits                      25,207            24,139

          Total deposits                      71,710            70,891

     Borrowed funds                              500             1,525
     Accrued interest payable                    197               212
     Accrued expenses and other liabilities      565               310

          Total liabilities                  $72,972           $72,938

Shareholders' equity
     Common stock  -- $2.50 par value            832               832
       Authorized     --  500,000 shares
       Issued    --  332,816 shares
     Surplus                                   1,373             1,370
     Retained earnings                         8,878             8,653
     Treasury stock (7,796 shares in 1996 and   (318)                0
        -0- shares in 1995)
     Unrealized gain (loss) on securities
        available for sale                      (352)              (95)

          Total equity                         10,413            10,760

Total liabilities and shareholders' equity    $83,385           $83,698


_________________________________________________________________________
The accompanying notes are an integral part of these financial statements.

                              FC BANC CORP.
                              Bucyrus, Ohio
                    CONSOLIDATED STATEMENTS OF INCOME
_______________________________________________________________________________
           <---------Dollars in thousands, except per share amounts---------->
                                3 Months Ended           6 Months Ended
                                    June 30,                 June 30,
                                1996      1995           1996      1995
Interest income
Interest and fees on loans   $   844   $   816         $1,665     $1,626
Interest on investment
    securities:
        Taxable                  413       404            807        825
    Exempt from federal
        income tax               104       119            208        241
Interest on federal funds sold    23        24             80         54
Interest on deposits with banks    0         2              0          6

  Total interest income        1,384     1,365          2,760      2,752

Interest expense
    Interest on deposits         572       606          1,143      1,189
    Interest on federal
      funds purchased and
      securities sold under
      agreement to repurchase      1         7             17         20

Total interest expense           573       613          1,160      1,209

     Net interest income         811       752          1,600      1,543
     Provision for loan losses     0         0              0        204

     Net interest income after
       provision for loan loss    811       752         1,600      1,339

Other income
     Service charges on
       deposit accounts            97       123           181        206
     Net investment security
       profits or losses            0        (2)            0         (2)
     Other income                  27         2            86         39

          Total other income      124        123          267        243

Other expense
     Salaries and employee
       benefits                   487        331          868        653
     Net occupancy expense         90         94          191        167
     Equipment expense             32         22           67         34
     FDIC deposit insurance
       expense                      5         47           10         79
     State & other taxes           41         41           81         82
     Other expense                216        176          422        348

          Total other expense     871        711        1,639      1,363

Income before income taxes         64        164          228        219
     Income Tax Expense           (14)        16            3         (6)

Net Income                         78        148          225        225
______________________________________________________________________________
Per share data:
Weighted average
      shares outstanding        327,150    332,816      327,778    332,816
Net income per share
      of common stock             0.24       0.44         0.69       0.67
______________________________________________________________________________
The accompanying notes are an integral part of these financial statements.

                              FC BANC CORP.
                              Bucyrus, Ohio
                   CONSOLIDATED STATEMENTS OF CHANGES
                         IN SHAREHOLDERS' EQUITY
_______________________________________________________________________________
                         (Dollars in thousands)

                               (Unaudited)

                                                        Unrealized
                                                         Gain/Loss
                                                             on      Total
                                                  Common  Securities    Share-
                     Common            Retained Treasury   Available  holders'
                      Stock   Surplus  Earnings  Stock     For Sale   Equity
Balance at 12/31/94 $   832    $1,370   $8,509  $   -0-      $(893)   $ 9,818

Net income                                 225                            225

Change in unrealized
 securities loss                                               709        709

Balance at 6/30/95  $   832     $1,370   $8,734  $    -0-    $(184)   $10,752



Balance at 12/31/95 $   832     $1,370   $8,653    $  -0-    $ (95)   $10,760

Net income                                  225                           225

Purchase of 8,549
 treasury shares                                     (365)               (365)

Sale of 753 treasury shares          3                 47                  50
Change in unrealized
 securities loss                                               (257)     (257)

Balance  at 6/30/96 $   832     $1,373   $8,878    $ (318)    $(352)  $10,413














________________________________________________________________________________
The accompanying notes are an integral part of these financial statements.

                             FC BANC CORP.

                             AND SUBSIDIARY


                              BUCYRUS, OHIO


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

                             AND SUBSIDIARY


                              BUCYRUS, OHIO


    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS



     The following focuses on the consolidated financial condition of F C Banc Corp. at June 30, 1996, compared to December 31, 1995, and the results of operations for the three and six month periods ended June 30, 1996, compared to the same periods in 1995. The purpose of this discussion is to provide a better understanding of the consolidated financial statements and footnotes
included in the Form 10-QSB.   The Registrant is not aware of any market or
institutional trend, events or uncertainties that will have or are reasonably likely to have a material effect on liquidity, capital resources or operations except as discussed herein. Other than as discussed herein, the Registrant is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.



Financial Condition

Liquidity

    Liquidity relates to the Corporation's ability to meet cash demands of its customers and their credit needs. Liquidity is provided by the Corporation's ability to readily convert assets to cash and readily marketable, short-term assets such as federal funds sold and deposits in other banks.

    Cash, amounts due from banks and federal funds sold totaled $5,811,000 at June 30, 1996. Investments and mortgage-backed securities available for sale were $36,520,000 at June 30, 1996. This amount decreased by $751,000 from March 31, 1996 and $1,067,000 from December 31, 1995 balances. These assets, as well as anticipated deposit balance fluctuations, scheduled loan payments and maturing investment securities, provide the Corporation with an adequate source of funds for expected future demand for loans and for fluctuations in deposit volume. They also provide management with the flexibility to change the composition of interest earning assets as market conditions change in the future.

    Liability liquidity relates to the Corporation's ability to retain existing deposits, obtain new deposits and borrow in the marketplace. Total deposits remained relatively constant increasing by $312,000 for the three months ended June 30, 1996 for a total of $819,000 since December 31, 1995. The Corporation has experienced some deposit disintermediation during the first six months of 1996. This is evidenced by the reductions in demand deposit and NOW account and savings account balances of $673,000 and $750,000 respectively being offset by
increases in time accounts balances of $2,242,000.   Management anticipates some
continued disintermediation with total deposits to experience moderate growth or remain stable during the rest of the year.

    Access to advances from the Federal Reserve Bank (FRB) in the form of Federal Funds Purchased and Securities Sold Under Agreement to Repurchase (Repo Agreements) are supplemental sources of cash to meet liquidity needs.

Capital Resources

    Shareholders' equity totaled $10,413,000 at June 30, 1996, compared to $10,760,000 at December 31, 1995. This decrease was primarily due to the acquisition of 7,796 shares of treasury stock and a net unrealized holding loss
on securities available-for-sale of $257,000.   As of June 30, 1996, the
ratio of shareholders' equity to assets was 12.49% compared to 12.86% at December 31, 1995.


Regulatory Capital Requirements

    The Corporation complies with the capital requirements established by the Federal Reserve System, which are summarized as follows:

                                                            Capital Position
                            Regulatory                           as of
                             Minimum     June 30, 1996      December 31, 1995


       Tier I                 4.00%          22.29%               22.61%
       risk-based
       capital......

       Total Risk-            8.00%          23.56%               23.88%
       Based capital

       Tier I             3.00% - 5.00%      12.95%               13.04%
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


Changes in Financial Condition

    Consolidated total assets were $83,385,000 at the end of the current period reflecting a decrease of $313,000 or 0.37% during the first six months of 1996. This reduction was primarily a result of market fluctuations in the investment portfolio of $257,000 net of the deferred taxes. Overall the investment portfolio increased by $2,651,000 since December 31, 1995 and the loan portfolio also increased by $421,000. These increases were funded primarily by the reduction of the federal funds sold of $4,200,000. The various other assets were increased by smaller amounts. Cash and due from banks increased by $482,000 while other assets increased by $333,000.

Investment Portfolio

    The total investments outstanding increased during the second quarter primarily due to the allocation of short-term unds in an effort to increase yields. The valuation of the investment portfolio, which is all classified as available-for-sale, continues to remain relatively stable as shown by the aggregate market value decline for the second quarter of 1996 of $262,000, as compared to $119,000 for the first quarter or l05 basis points since December 31, 1995.


Allowance for Loan Loss

    The allowance for loan losses was established and is maintained by periodic charges to the provision for loan loss, an operating expense, in order to provide for losses inherent in the Bank's loan portfolio. Loan losses and recoveries are charged or credited respectively to the allowance for loan losses as they occur.

    The allowance/provision for loan losses is determined by management by considering such factors as the size and character of the loan portfolio, loan loss experience, problem loans, and economic conditions in the Bank's market area. The risk associated with the lending operation can be minimized by evaluating each loan independently based upon criteria which includes, but is not limited to: (a) the purpose of the loan, (b) the credit history of the borrower,(c) the borrower's financial standing and trends, (d) the market value of the collateral involved, and (e) the down payment received.

    Quarterly reviews of the loan portfolio are conducted to identify problem loans and to determine appropriate courses of action on a loan by loan basis. Collection policies have been developed to monitor the status of all loans. Collection procedures are being activated when a loan becomes past due.

    Current internal loan review procedures provide for the analysis of a borrower's operating data, tax returns and financial statement performance ratios for all significant commercial loans, regulatory classified loans, past due loans and internally identified "watch" loans. Specifically these procedures include; 1) the designation of an individual to function primarily as a loan reviewer, 2) placing the loan reviewer under the direct supervision of the senior lending officer, 3) utilization of a "loan risk rating system" which prioritizes the loans to be reviewed, 4) review of all new credits by the senior lending officer, 5) revision of the "watch list" with formal presentation to the Board each quarter, and 6) utilization of the services of an outside consulting firm to supplement the review function.

    The entire allowance for loan losses is available to absorb any particular loan loss. However, for analytical purposes, the allowance could be allocated based upon net historical charge-offs of each type of loan for the last five years. Such an allocation of the allowance account would be as follows:
Commercial Loans 69%, Real Estate Loans 18%, Installment Loans 1%, Credit
Card 1% and the remaining 11% unallocated. Currently, the losses experienced combined with the type and market value of the collateral securing the loan portfolio and the current financial standing of certain borrowers are the primary factors for the larger percentage allocation.

    Management believes significant factors affecting the allowance are being reviewed regularly and that the allowance is adequate to cover potentially uncollectible loans as of June 30, 1996. The Bank has no exposure from troubled debt to lesser developed countries.


Results of Operations - Second Quarter 1996 vs Second Quarter 1995

    Consolidated net income of $78,000 for the second quarter of 1996 was 53% less than the $148,000 recorded for the second quarter of 1995. Expressed as annualized returns on average assets and average shareholders' equity for the second quarter respectively, net income for 1996 was 0.40% and 3.01% compared to 0.63% and 5.61% for 1995. Earnings per share decreased $.20 to $.24 per share for the second quarter 1996 compared to the same period in 1995.


    The decreased level of net income for the second quarter of 1996 compared to the second quarter of 1995, resulted primarily from increases in other operating expenses, mainly salary and benefits ($156,000) which was partially offsetby an increase in net interest income ($59,000).

    Interest income was almost the same for both the second quarter of 1996 and 1995 increasing by only $19,000 in 1996. Total interest expense decreased by $40,000. This occurred primarily as a result of decreasing yields on interest earning assets and the restructuring of the deposit portfolio.

    There was no provision for loan losses in either quarter primarily attributed to those factors previously discussed above.

    Net occupancy and equipment expenses were similar in both periods with only slight inflationary increases noted.

    Salary and benefit expenses increased as a direct result of management changes that occurred during the first two quarters of 1996. It should also be noted that the assessment for FDIC deposit insurance has decreased appreciably in 1996.








                          FC BANC CORP.

                         BUCYRUS, OHIO


                             PART II

                       OTHER INFORMATION



          ITEM 1 - LEGAL PROCEEDINGS
               Not Applicable


          ITEM 2 - CHANGES IN SECURITIES
               Not Applicable


          ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
               Not Applicable


          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable


          ITEM 5 - OTHER INFORMATION

          Not Applicable


          ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          Form 8-K dated May 15, 1996 announcing the early retirement of Robert L.Morton, President and CEO.



















                               SIGNATURES


          In accordance with the requirements of the Securities Exchange Act of 1993, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               FC BANC CORP.


Date: August 14, 1996                          Phillip W. Gerber

                                               Phillip W. Gerber
                                               President and Chief
                                                   Executive Officer