Form 10QSB
period 1996-09-30
FC BANC CORP
filed 1996-11-15
CIK 893539

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                      Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
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

                                    (419) 56 2-70 40
                               (Issuer's telephone number)

                                          N/A
                     (Former name, former address and former fiscal year,
                               if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  X     No ...

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes . .   No . .

Applicable only to corporate issuers

As of October 31, 1996, 325,020 shares of Common Stock of the Registrant were outstanding. There were no preferred shares outstanding.

Transitional Small Business Disclosure Format
(Check one):
Yes . . .   No  X


                                  FC BANC CORP.

                                  BUCYRUS, OHIO

                                   FORM 10-QSB

                                     INDEX

                                                                     Page Number
PART I    FINANCIAL INFORMATION

Item. 1.  Financial Statements (Unaudited)

          Condensed consolidated balance sheets --                          3
          September 30, 1996 and December 31, 1995

          Condensed consolidated statements of income --                    4
          Three months ended September 30, 1996 and 1995
          Nine months ended September 30, 1996 and 1995

          Condensed consolidated statement of cash flows --                 5
          Nine months ended September 30, 1996 and 1995

          Notes to condensed consolidated financial                         6
          statements -- September 30, 1996

Item 2.   Management's Discussion and Analysis of Financial                 7
          Condition and Results of Operations

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                11

Item 2.   Changes in Securities                                            11

Item 3.   Defaults upon Senior Securities                                  11

Item 4.   Submission of Matters to a Vote of Security Holders              11

Item 5.   Other Information                                                11

Item 6.   Exhibits and Reports on Form 8-K                                 11

Signatures                                                                 12


                                  FC BANC CORP.
                                  Bucyrus, Ohio
                         CONSOLIDATED BALANCE SHEETS
________________________________________________________________________________
                                            < ----- Dollars in thousands ------>
                                             September 30,          December 31,
                                              (Unaudited)            (Unaudited)
                                                 1996                    1995
Assets
  Cash and due from banks                      $ 2,714                 $ 5,329
  Interest-bearing time deposits                     0                       0
  Federal funds sold                               600                   4,200
  Securities being held to maturity                  0                       0
  Securities available for sale,
    at fair value                               34,068                  33,869

  Loans (net of unearned interest)              37,627                  37,179
  Less:  Allowance for loan losses               1,323)                 (1,297)
                                                ------                  ------
      Loans - net                               36,304                  35,882

  Properties and equipment                       1,525                   1,406
  Accrued income receivable                        842                     769
  Deferred federal income taxes                    557                     467
  Other assets                                   1,741                   1,776
                                               -------                 -------
      Total assets                             $78,351                 $83,698
                                               =======                 =======
Liabilities
  Demand deposits                              $21,411                 $24,374
  Savings                                       20,429                  21,541
  Time, $100,000 or over                         2,987                   2,494
  Other time deposits                           22,060                  22,482
                                                ------                  ------
      Total deposits                            66,887                  70,891

  Borrowed funds                                     0                   1,525
  Accrued interest payable                         157                     212
  Accrued expenses and other liabilities           579                     310
                                               -------                 -------
      Total liabilities                        $67,623                 $72,938

Shareholders' equity
  Common stock  -- $   2.50 par value              832                     832
    Authorized  --  500,000 shares
    Issued      --  332,816 shares
  Surplus                                        1,375                   1,370
  Retained earnings                              9,117                   8,653
  Treasury stock (7,796 shares in 1996            (321)                      0
    and-0- shares in 1995)
  Unrealized gain (loss) on securities
    available for sale                            (275)                    (95)
                                                ------                  ------
      Total equity                              10,728                  10,760
      Total liabilities and                    -------                 -------
        shareholders' equity                   $78,351                 $83,698
                                               =======                 =======
________________________________________________________________________________
The accompanying notes are an integral part of these financial statements.

                                  FC BANC CORP.
                                  Bucyrus, Ohio
                       CONSOLIDATED STATEMENTS OF INCOME

                                           <-------Dollars in thousands,
                                           except per share amounts-------->

                                 3 Months Ended               9 Months Ended
                                  September 30,                September 30,
                                 1996      1995               1996      1995

Interest income
 Interest and fees on loans      $   886   $   859           $2,551    $2,485
 Interest on investment
  securities:
    Taxable                          421       349            1,228     1,174
    Exempt from federal
     income tax                      103       115              311       356
 Interest on federal funds sold       11        49               91       103
 Interest on deposits with banks       0         3                0       103
                                   -----     -----            -----     -----
      Total interest income        1,421     1,375            4,181     4,127

Interest expense
 Interest on deposits:
  Demand and savings deposits        223       283              678       854
  Time deposits                      335       338            1,023       956
 Interest on borrowed funds            3         4               20        24
                                   -----     -----            -----     -----
      Total interest expense         561       625            1,721     1,834
                                   -----     -----            -----     -----
 Net interest income                 860       750            2,460     2,293
 Provision for loan losses             0         0                0       204
                                   -----     -----            -----     -----
      Net interest income after
       provision for loan loss       860       750            2,460     2,089

Other income
 Service charges on deposit
  accounts                            85        53              266       259
 Net investment security profits
  or losses                            0         4              (14)        2
 Net gain on sale of loans            24         0               24         0
 Other income                         47        74              133       113
                                   -----     -----            -----     -----
      Total other income             156       131              409       374

Other expense
 Salaries and employee benefits      359       333            1,227       986
 Net occupancy expense                91        88              282       255
 Equipment expense                    26        26               93        60
 FDIC deposit insurance expense        5         0               15        79
 State & other taxes                  40        41              121       123
 Other expense                       187       208              595       556
                                   -----     -----            -----     -----
      Total other expense            708       696            2,333     2,059
 Income before income taxes          308       185              536       404
 Income tax expense                   70        24               73        18
                                 -------   -------          -------    ------
      Net Income                 $   238   $   161          $   463    $  386
________________________________________________________________________________
Per share data:
     Weighted average shares
       outstanding               325,020   332,816          326,031   332,816
     Net income per share of
       common stock              $  0.73   $  0.48          $  1.42   $  1.16
________________________________________________________________________________
The accompanying notes are an integral part of these financial statements.

                                  FC BANC CORP.
                                  Bucyrus, Ohio
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
________________________________________________________________________________
                                          <------- Dollars in thousands ------->
                                             9 Months Ended      9 Months Ended
                                              September 30,       September 30,
                                                 1996                1995
                                              (Unaudited)          (Unaudited)

Cash flows from operating activities:
 Net Income                                     $   463              $   386
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                     206                 181
    Provision for loan losses                          0                 204
    Provision for deferred taxes                      (2)                 (7)
    Gain/Loss on investments                          14                  (2)
     Gain on loans sold                              (24)                  0
     Amortization/Accretion - net                     54                  44
     Change in accrued income and other assets      (140)               (195)
     Change in accrued expenses and other
      liabilities                                    315                 (74)
                                                  ------              ------
         Total adjustments                           423                 151
                                                  ------              ------
 Net cash provided by operating activities           886                 537

Cash flows from investing activities:
 Net change in investment certificates                 0                 100
 Net change in federal funds sold                  3,600                (300)
 Securities held to maturity:
   Proceeds from maturities                            0               3,687
   Proceeds from sales                                 0                   0
   Purchases                                           0                (199)
 Securities available for sale:
   Proceeds from maturities                        5,026                 413
   Proceeds from sales                             2,422               3,705
   Purchases                                      (7,982)             (1,494)
 Net change in loans                              (1,517)             (2,305)
 Capital purchases                                  (325)               (100)
 Proceeds from loans                               1,119                   0
                                                  ------              ------
 Net cash used in investing activities             2,343               3,507

Cash flows from financing activities:
 Net change in deposits                           (4,003)             (2,969)
 Net change in short-term borrowing               (1,525)             (1,250)
 Purchase of treasury stock                         (393)                  0
 Sale of treasury stock                               78                   0
                                                  ------              ------
 Net cash provided by financing activities        (5,843)             (4,219)
                                                  ------              ------
 Net decrease in cash and cash equivalents        (2,614)               (175)
 Cash and cash equivalents at beginning of
  period                                           5,328                5,018
                                                 -------              -------
 Cash and cash equivalents at end of period      $ 2,714              $ 4,843
________________________________________________________________________________
Supplemental information:
     Cash paid for:
        Interest paid                            $1,777               $ 1,861
        Net Income taxes paid                    $ (113)              $    87
________________________________________________________________________________
The accompanying notes are an integral part of these financial statements.

                                   FC BANC CORP.

                                   AND SUBSIDIARY

                                   BUCYRUS, OHIO


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The unaudited condensed consolidated financial statements should be read in conjunction with the c onsolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

                                FC BANC CORP.

                                AND SUBSIDIARY

                                BUCYRUS, OHIO


          MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS

    The following focuses on the consolidated financial condition of F C Banc Corp. at September 30, 1996, compared to December 31, 1995, and the results of operations for the three and nine month periods ended September 30, 1996, compared to the same periods in 1995. The purpose of this discussion is to provide a better understanding of the consolidated financial statements and
footnotes included in the Form 10-QSB.   The Registrant is not aware of any
market or institutional trend, events or uncertainties that will have or are reasonably likely to have a material effect on liquidity, capital resources or operations except as discussed herein. Other than as discussed herein, the Registrant is not aware of any current recommendations by r egulatory authorities which would have such effect if implemented.


Financial Condition

Liquidity

    Liquidity relates to the Corporation's ability to meet cash demands of its customers and their credit needs. Liquidity is provided by the Corporation's ability to readily convert assets to cash and readily marketable, short-term assets such as fe deral funds sold and deposits in other banks.

    Cash, amounts due from banks and federal funds sold totaled $3,314,000 at September 30, 1996. Investments and mortgage-backed securities available for sale were $34,068,000 at September 30, 1996. This amount decreased by $4,949,000 from June 30 , 1996 and $6,016,000 from December 31, 1995 balances.
These assets, as well as anticipated deposit balance fluctuations, scheduled loan payments and maturing investment securities, provide the Corporation with an adequate source of funds for expect ed future demand for loans and for fluctuations in deposit volume. They also provide management with the flexibility to change the composition of interest earning assets as market conditions change in the future.

    Liability liquidity relates to the Corporation's ability to retain existing deposits, obtain new deposits and borrow in the marketplace. Total deposits decreased $4,823,000 in the third quarter primarily as a result of the loss of $2 million of public fund deposits, normal seasonal fluctuations, and managements decision not to aggressively price deposits. The net decrease since December 31, 1995 totaled $4,004,000. The Corporation has experienced some deposit disintermediation during the first nine months of 1996 which management attributes primarily to customer awareness of rate differentiation. Management does not anticipate any significant amount disintermediation through the end of 1996. Management expects total deposits to exp erience growth during the fourth quarter as the crop harvests began in mid October.

    Access to advances from the Federal Reserve Bank (FRB) in the form of Federal Funds Purchased and Securities Sold Under Agreement to Repurchase (Repo Agreements) are supplemental sources of cash to meet liquidity needs.


Capital Resources

    Shareholders' equity totaled $10,728,000 at September 30, 1996, compared to $10,760,000 at December 31, 1995. This decrease was primarily due to the acquisition of 7,796 shares of treasury stock and a net unrealized holding loss
on securities a vailable-for-sale of $180,000.   As of September 30, 1996, the
ratio of shareholders' equity to assets was 13.69% compared to 12.86% at December 31, 1995.


Regulatory Capital Requirements

    The Corporation complies with the capital requirements established by the Federal Reserve System, which are summarized as follows:


                                                   Capital Position
                         Regulatory                     as of
                          Minimum         September 30, 1996   December 31, 1995

       Tier I             4.00%                22.98%              22.61%
       risk-based
       capital......

       Total Risk-        8.00%                24.25%              23.88%
       Based capital

       Tier I             3.00% - 5.00%        13.23%              13.04%
       leverage.....


    Under "Prompt Corrective Action" regulations adopted in September 1992, the Federal Deposit Insurance Corporation (FDIC) has defined five categories of capitalization (well capitalized, adequately capitalized, undercapitalized, significantly unde rcapitalized, and critically undercapitalized). The Corporation meets the "Well capitalized" definition, which requires a total risk-based capital ratio of at least 10%, and a leverage ratio of at least 8%. Under a current regulatory proposal, inte rest rate risk would become an additional element in measuring risk-based capital. This proposed change is not expected to significantly impact the Corporation's compliance with capital guidelines.


Changes in Financial Condition

    Consolidated total assets were $78,351,000 at the end of the current period reflecting a decrease of $5,347,000 or 6.38% during the first nine months of 1996. This reduction was primarily a result of the decreases in total deposits of $4,004,000 and borrowed funds of $1,525,000 which resulted in the corresponding decreases in liquid assets. Cash and due from banks decreased $2,615 since December 31, 1995, and federal funds sold decreased by $3,600,000. Market fluctuations in the investm ent portfolio of $180,000 net of the deferred taxes also contributed to the total net decrease. The overall the investment portfolio showed a slight increase of $379,000 since December 31, 1995 and the loan portfolio increased by $448,000 net, after the sale of $1,096,000 of student loans. The various other assets and liabilities were increased by smaller amounts.

Investment Portfolio

    The total investments outstanding decreased during the third quarter primarily due to the allocation of short-term funds in an effort to increase yields. The valuation of the investment portfolio, which is all classified as available-for-sale, continues to remain relatively stable as shown by the aggregate market value increase for the third quarter of 1996 of $116,000, as compared to $381,000 decline for the first two quarters since December 31, 1995.


Allowance for Loan Loss

    The allowance for loan losses was established and is maintained by periodic charges to the provision for loan loss, an operating expense, in order to provide for losses inherent in the Bank's loan portfolio. Loan losses and recoveries are charge d or credited respectively to the allowance for loan losses as they occur.

    The allowance/provision for loan losses is determined by management by considering such factors as the size and character of the loan portfolio, loan loss experience, problem loans, and economic conditions in the Bank's market area. The risk ass ociated with the lending operation can be minimized by evaluating each loan independently based upon criteria which includes, but is not limited to: (a) the purpose of the loan, (b) the credit history of the borrower,(c) the borrower's financial stan ding and trends, (d) the market value of the collateral involved, and (e) the down payment received.

    Quarterly reviews of the loan portfolio are conducted to identify problem loans and to determine appropriate courses of action on a loan by loan basis. Collection policies have been developed to monitor the status of all loans. Collection proced ures are being activated when a loan becomes past due.

    Current internal loan review procedures provide for the analysis of a borrower's operating data, tax returns and financial statement performance ratios for all significant commercial loans, regulatory classified loans, past due loans and internal ly identified "watch" loans. Specifically these procedures include; 1) the designation of an individual to function primarily as a loan reviewer, 2) placing the loan reviewer under the direct supervision of the senior lending officer, 3) utilization of a "loan risk rating system" which prioritizes the loans to be reviewed, 4) review of all new credits by the senior lending officer, 5) revision of the "watch list" with formal presentation to the Board each quarter, and 6) utilization of the serv ices of an outside consulting firm to supplement the review function.

    The entire allowance for loan losses is available to absorb any particular loan loss. However, for analytical purposes, the allowance could be allocated based upon net historical charge-offs of each type of loan for the last five years. Such an allocation of the allowance account would be as follows:
 Commercial Loans 66%, Real Estate Loans 24%, Installment Loans 1%, Credit Card 1% and the remaining 8% unallocated. Currently, the losses experienced combined with the type and market value o f the collateral securing the loan portfolio and the current financial standing of certain borrowers are the primary factors for the larger percentage allocation.

    Management believes significant factors affecting the allowance are being reviewed regularly and that the allowance is adequate to cover potentially uncollectible loans as of September 30, 1996. The Bank has no exposure from troubled debt to les ser developed countries.


Results of Operations - Third Quarter 1996 vs Third Quarter 1995

    Consolidated net income of $238,000 for the third quarter of 1996 was 48% more than the $161,000 recorded for the third quarter of 1995. Expressed as annualized returns on average assets and average shareholders' equity for the third quarter res pectively, net income for 1996 was 1.18% and 9.31% compared to 0.84% and 6.29% for 1995. Earnings per share increased $.25 to $.73 per share for the third quarter 1996 compared to the same period in 1995.

    The increased level of net income for the third quarter of 1996 compared to the third quarter of 1995, resulted primarily from increases in total interest income ($46,000), decreases in total interest expense ($64 ,000), and increases in other operating income, mainly gains on the sale of loans ($24,000) which was partially offset by an increase in other operating expenses, mainly salaries and benefits ($26,000). As a result of the increase in income, the pr ovision for federal income taxes also increased.

    Net interest income increased by $110,000 in the third quarter 1996 compared to 1995 as a result of managements decision not to aggressively price deposits, the competitive pricing loans products, and adjustments in the yields on the investment p ortfolio.

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


    ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
             Not Applicable


    ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             Not Applicable


    ITEM 5 - OTHER INFORMATION
             Not Applicable


    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
             No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         FC BANC CORP.


Date NOVEMBER 14, 1996                   s/Phillip W. Gerber
                                         Phillip W. Gerber
                                         President and Chief Executive Officer