Form 10KSB
FC BANC CORP
filed 1997-03-26
CIK 893539

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB

                  ANNUAL REPORT UNDER SECTION 13 or 15(d) of
                     THE SECURITIES EXCHANGE ACT of 1934

                  For the fiscal year ended December 31, 1996
                       Commission File Number   0-25616
                            _____________________

                                FC BANC CORP.
                (name of small business issuer in its charter)

              Ohio                                   34-1718070
       (State or other Jurisdiction                 (IRS Employer
       of incorporation or organization)            Identification Number)

         Farmers Citizens Bank Building, Box 567, Bucyrus, Ohio  44820
         (Address of principal executive offices)           (zip code)

                    Issuer's telephone number  (419) 562-4070
                           _____________________

                              not applicable
        Securities registered under Section 12(g) of the Exchange Act:
                      Common Shares ($2.50 Par Value)
                    Preferred Shares ($25.00 Par Value)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             YES _X_     NO ___

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information state-ments incorporated by reference in Part III of this Form 10- KSB or any amend-ment to this Form 10-KSB. [ X ]
Securities registered under Section 12(b) of the Exchange Act:

         State issuer's revenues for the most recent fiscal year.  $6,088,000.

   State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of March 1, 1997, 332,816 shares of Common Stock of the Registrant were outstanding. The aggregate market value of the voting stock held by non-affiliates was $12,223,640 based upon the trading price of $44.00 per share.

               Documents Incorporated by References


         Part III: Proxy Statement, dated March 24, 1997, of Registrant

         Transitional Small Business Disclosure Format     YES ___  NO _X_

                                       FC BANC CORP.
                                    Cross Reference Sheet
                            Pursuant to Regulation ss 240.12b-23
________________________________________________________________________________
                                              FORM 10-KSB                 EXHIBIT
PART  I
                                              Page No.                    Page No.
ITEM  1.     Description of
                Business                         2

ITEM  2.     Description of
                Property                         3

ITEM  3.     Legal Proceedings                   3

ITEM  4.     Submission  of
                Matters to a Vote
                of Security Holders           Not  Applicable

PART  II

ITEM  5.  Market for Common
                Equity and Related
                Stockholder Matters              4

ITEM  6.  Management Discussion
                and Analysis or Plan
                of Operation                     5                              B,C

ITEM  7.  Financial Statements                                                  A-2

ITEM  8.  Changes In and Disagreements
                With Accountants on
                Accounting and                Not  Applicable
                Financial Disclosures

PART  III

ITEM  9.  Directors, Executive Officers,
                Promoters and Control
                Person: Compliance With
                Section 16(a)                                                   D-3
                of the Exchange Act                                             D-3

ITEM  10. Executive Compensation                                                D-7

ITEM  11. Security Ownership of Certain
                Beneficial Owners and
                Management                                                      D-3

ITEM  12. Certain Relationships and                                             A-11
                Related Transactions                                            D-17

ITEM  13. Exhibits and Reports on           Exhibit A-Financial Statements
                Form 8-K                    Exhibit B-MD & A
                                            Exhibit C-Statistical Tables
                                            Exhibit D- Proxy Statement as filed
                                            on or before March 24, 1997
                                            Form 8-K dated December 10, 1996
                                            Exhibit E-Article 9 FDS (Exhibit 27)


                                   PART I

ITEM 1.  Description of Business

Business

    FC Banc Corp. (the "Holding Company") was organized as an Ohio corporation and incorporated by directors of The Farmers Citizens Bank (the "Bank") under Ohio law on August 20, 1992, at the direction of the Board of Directors of the Bank for purpose of becoming a bank holding company by acquiring all of the out-standing shares of Bank Common Stock. The Holding Company acquired the Bank effective January 31, 1994. The Holding Company has authorized 500,000 common shares, par value $2.50 per share, of which 332,816 shares are currently issued and 325,020 are outstanding.

    The Holding Company also has authorized 750 preferred shares, par value $25.00 per share without designating the terms of the preferred shares. No preferred shares are currently outstanding or presently intended to be issued.

    FC Banc Corp. is a bank holding company engaged in the business of commer-cial and retail banking through its subsidiary The Farmers Citizens Bank, which accounts for substantially all of the revenues, operating income, and assets. The Holding Company may in the future acquire or form additional subsidiaries, including other banks, to the extent permitted by law.

    The Bank conducts a general banking business embracing the usual functions of a commercial, retail and savings bank, including: time, savings, money market and demand deposit accounts; commercial, industrial, agricultural, real estate, consumer installment and credit card lending; safe deposit box rental, automated teller machines, and other services tailored to individual customers. The Bank makes and services secured and unsecured loans to individuals, firms and corporations. The Bank continuously searches for new products and services for new products and services which are made available to their customers in order that they remain competitive in the market place.

    The Holding Company is subject to regulation by the Board ofGovernors of the Federal Reserve System (the "Federal Reserve Board") which limits the activities in which the Holding Company and the Bank may engage. The Bank is supervised by the State of Ohio, Division of Financial Institutions. The Bank is a member of the Federal Reserve System and is subject to its supervision. The Bank is also a member of the Federal Deposit Insurance Corporation (the "FDIC"). As such, the Bank is subject to periodic examination by the Ohio Division of Banks and the Federal Reserve Board. The Holding Company and the Bank must file with the U. S. Securities and Exchange Commission, the Federal Reserve Board and Ohio Division of Financial Institutions the prescribed periodic reports containing full and accurate statements of its affairs.

Effect of Government Monetary Policies

    The earnings of the Bank are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.

    The Federal Reserve Board, through its monetary policies, regulates the money supply, credit conditions and interest rates in order to influence the general economic conditions. This is accomplished primarily by their open market operations through the acquisition and disposition of United States Government securities, varying the discount rate (rate charged on member bank borrowings), targeting Federal Funds rates, and adjusting the reserve require-ments of member and nonmember bank deposits. As a result the Federal Reserve Board's monetary policies have had a significant effect on the interest income and interest expense of commercial banks and are expected to continue to do so in the future.

Employees

    As of December 31, 1996, the Bank had 44 full-time and two part-time employees. Currently the Holding Company has no paid employees.

Competition

    The Bank competes with two area banks and two savings and loan associations, various finance companies, credit corporations, and both local and Federal governments for sources and uses of funds. The Bank is the fourth largest financial institution located in Crawford County, Ohio.

    Competitive factors among financial institutions can be classified into two categories, competitive rates and competitive services. With the advent of deregulation, rates have become more competitive, especially in the area of time deposits. From a service standpoint, financial institutions compete against each other in types of service such as costs, banking hours and similar features. The Bank is generally competitive with competing financial institu-tions in its primary service area with respect to interest rates paid on time and savings deposits, charges on deposit accounts and interest rates charged on loans. With respect to services, the Bank offers extended banking hours and operates two ATM's.

    Pursuant to state regulations, the Bank is limited to the amount that it may lend to a single borrower. As of December 31, 1996 and 1995, the legal lending limits were approximately $1,781,000 and $1,822,000, respectively.
As of December 31, 1996 and 1995, no loans were over the legal lending limit.

ITEM 2.  Properties

    The Bank's principal office is located at 105 Washington Square, Bucyrus, Ohio 44820. The Bank's two branches are located at 233 North Sandusky Avenue, Bucyrus, Ohio, and 1605 Marion Road, Bucyrus, Ohio. All of the above properties are owned by the Bank. The Bank currently supplies the Holding Company a minimal office space at no cost.

ITEM 3.  Legal Proceedings

    The nature of the Bank's business generates a certain amount of litigation involving matters arising in the ordinary course of business. However, in the opinion of Management of the Bank, there are no proceedings pending to which the Bank is a party or to which its property is subject, which, if determined adversely to the Bank, would be material in relation to the Bank's undivided profits or financial condition, nor are there any proceedings pending other than ordinary routine litigation incident to the business of the Bank.

Memorandum of Understanding

    On February 14, 1995, The Farmers Citizens Bank (the "Bank"), the wholly owned subsidiary of the Company, entered into a Memorandum of Understanding (the "MOU") with the Federal Reserve Bank of Cleveland (the "FRB") and the Superintendent of the Ohio Division of Banks (the "Superintendent"). The MOU requires the Bank, among other things, to:

         (i) retain an independent bank management consultant to conduct a complete management review to aid in the development of a manage-ment structure suitable to the Bank's needs that is adequately staffed by qualified and trained personnel, and upon the conclusion of such review, to submit to the FRB and the Superintendent a written management plan describing specific actions to be taken by the Bank to strengthen Bank management and improve the Board of Directors' supervision over the officers;

        (ii)  submit a written business plan to the FRB and the Superintendent;

       (iii) eliminate from its books, by charge-off or collection, all assets classified as "loss" in the joint report of examination of the FRB and the Superintendent, dated September 30, 1994, and to maintain an adequate valuation reserve for loan losses;

        (iv) develop an amended loan policy, written loan review procedures and a written plan to improve the Bank's position on past due loans in excess of $100,000; and

         (v) develop an amended investment policy, including specific objectives and goals for investments in structured note securities and collateralized-mortgage obligations.

    On December 12, 1996, the Bank was officially notified that based upon the improved overall condition of the organization, the existing Memorandum of Understanding was terminated.

    In addition, no other material proceedings are pending or are known to be threatened or contemplated against the bank by government authorities or others.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable.


                                    Part II

ITEM 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters

Market Prices and Dividends

    At December 31, 1996, the Holding Company had approximately 506 shareholders of record. There is no established public trading market for the outstanding shares of Holding Company Common Stock, although there have been a limited number of private transactions known to the management of the Holding Company. Based solely on information made available to the Holding Company from a limited number of buyers and sellers, shares of the Holding Company Common
Stock that have actually been traded in private transactions since December
31, 1994 were all traded between $40.00 and $44.00. There may, however, have been other transactions at other prices not known to management of the Holding Company.

    Payment of dividends by the Bank is subject to regulatory limitations and Ohio banking law. Because cash available for dividend distribution to share-holders of the Holding Company will initially only come from dividends paid by the Bank to the Holding Company, these regulatory limitations on dividends by the Bank will affect the amount of funds available for dividends by the Holding Company.

    Dividends by the Bank may be declared by the Bank by its Board of Directors out of surplus. An Ohio bank must generally maintain surplus in an amount which is at least equal to the amount of its capital. In addition to other limita-tions under Ohio law with respect to the payment of dividends, the approval of the Division is required for the declaration of dividends by an Ohio bank if the total of all dividends declared by such bank in any year exceeds the total of its net profits (as defined in Section 1117.02 of the Ohio Revised Code) for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock or capital securities.

    In 1996 the Holding Company declared cash dividends of $1.20 per share payable on December 13, 1996 to shareholders of record on December 6, 1996.
In 1995 the Holding Company declared cash dividends of $1.17 per share payable on December 15, 1995 to shareholders of record on December 8, 1995. In 1994 the Holding Company declared cash dividends of $1.15 per share payable on December 15, 1994 to shareholders of record December 7, 1994.

    Dividends paid by the Holding Company necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors relevant at the time the Board of Directors of the Holding Company considers dividend payment. Under the Ohio Revised Code, the Holding Company is prohibited from paying dividends if either the Holding Company would be unable to pay its debts as they become due, or the Holding Company's total assets would be less than its total liabilities plus an amount needed to satisfy any preferential rights of shareholders. The Holding Company may only pay dividends out of surplus. Surplus is defined as the excess of a corporation's assets over its liabilities plus stated capital. Total assets and liabilities are determined by the Board of Directors, which may base its determination on such factors as it considers relevant, including without limitation: (i) the book values of the assets and liabilities of the Holding Company, as reflected on its books and records; and
(ii) unrealized appreciation and depreciation of the assets of the Holding Company.

    If, in the opinion of the applicable federal bank regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve Board has similar authority with respect to bank holding companies. In addition, the Federal Reserve Bank and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings.

    In 1993 the Bank had declared equivalent cash dividends of $1.15 per share payable on December 6, 1993 to shareholders of record on November 30, 1993.
The Bank has declared regular cash dividends on the Bank Common Stock in each of the past five years. In 1992, the Bank had declared cash dividends of $1.11 per share payable on December 4, 1992 to shareholders of record on November
20, 1992.

    Finally, the federal bank regulatory authorities have established guidelines with respect to the maintenance of appropriate levels of capital by a bank or bank holding company under their jurisdiction. Compliance with the standards set forth in such policy statements and guidelines could limit the amounts which subsidiaries can pay as dividends and the amount of dividends which the Holding Company and its subsidiaries may pay.

ITEM 6. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

        Refer to Exhibits B and C.

ITEM 7. Financial Statements and Supplementary Data

        Refer to Exhibit A.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not Applicable.



                                   PART  III

ITEM 9.  Directors and Executive Officers of the Registrant

    The information set forth under the caption "INFORMATION REGARDING NOMINEES AND CONTINUING DIRECTORS" of the Proxy Statement of the Holding Company to be filed prior to March 26, 1996 with the United States Securities and Exchange Commission is incorporated by reference herein.

    The information set forth in the Exhibit captioned "INFORMATION ABOUT EXECUTIVE OFFICERS" is incorporated by reference herein.

ITEM 10.  Executive Compensation

    The information set forth under the caption "EXECUTIVE COMPENSATION" of the Proxy Statement of the Holding Company to be filed prior to March 24, 1997 with the United States Securities and Exchange Commission is incorporated by refer-ence herein.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

    The information set forth under the caption "INFORMATION REGARDING NOMINEES AND CONTINUING DIRECTORS" of the Proxy Statement of the Holding Company to be filed prior to March 24, 1997 with the United States Securities and Exchange Commission is incorporated by reference herein.

    The information set forth in the Exhibit captioned "INFORMATION ABOUT EXECUTIVE OFFICERS" is incorporated by reference herein.

ITEM 12.  Certain Relationships and Related Transactions

    The information set forth under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" of the Proxy Statement of the Holding Company to be filed prior to March 24, 1997 with the United States Securities and Exchange Commission is incorporated by reference herein.

ITEM 13.  Exhibits, Financial Statements, and Reports on Form 8-K

    (a)  The following documents are filed as a part of this Report:

         1.  Exhibit A - Financial Statements:

             Independent Auditors' Report
             Consolidated Balance Sheets - As of December 31, 1996 and 1995 Consolidated Statements of Income - Years Ended December 31, 1996,
                 1995 and 1994
             Consolidated Statement of Changes in Shareholders' Equity - Years
                 Ended December 31, 1996, 1995 and 1994
             Consolidated Statements of Cash Flows - For the Years Ended
                 December 31, 1996, 1995 and 1994
             Notes to Consolidated Financial Statements

         2.  Exhibit B - Management Discussion and Analysis

         3.  Exhibit C - Statistical Tables

             All schedules, except those included in Items 6 and 7, are omitted because they are inapplicable, not required, or the information is included in the financial statements or the notes thereto, or the proxy statement.

         4.  Exhibit D - Proxy Statement

             Proxy Statement of the Holding Company to be filed prior to March 24, 1997 with the United States Securities and Exchange Commission.

         5.  Reports on Form 8-K

             The Holding Company filed one report on Form 8-K during the last quarter of 1996 which detailed the changes in the Company's senior management.

         6.  Exhibit E - Article 9 FDS (Exhibit 27)

SIGNATURES

    Pursuant to the requirements of Section 13 OR 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Bucyrus, State of Ohio on the xxth day of March, 1997.

               FC BANC CORP.

       s/G. W. Holden
       _____________________________
       G. W. Holden
       President and Chief Executive Officer

       s/Terry L. Gernert
       _____________________________
       Terry L. Gernert
       Secretary

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following Directors in the capacities indicated on March xx, 1997.


       s/ Robert D. Hord                    s/ David G. Dostal
       ____________________________         _____________________________
       Robert D. Hord, Chairman             David G. Dostal, Director


       s/G. W. Holden                       s/Charles W. Kimerline
       ____________________________         _____________________________
       G. W. Holden, Director               Charles W. Kimerline, Director


       s/Terry L. Gernert                   s/James A. Spreng
       ____________________________         _____________________________
       Terry L. Gernert, Director           James A. Spreng, Director


       s/Jerry Harrer                       s/Joan C. Stemen
       ____________________________         _____________________________
       Jerry Harrer, Director               Joan C. Stemen, Director


       s/James B. Pigman
       ____________________________
       James B. Pigman, Director