Form 10QSB
period 1997-03-31
FC BANC CORP
filed 1997-05-15
CIK 893539

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                Form 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED MARCH 31, 1997
[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     __________ TO __________

                      Commission file number  - 33-53596
                                FC BANC CORP.
        _______________________________________________________________
       (Exact name of small business issuer as specified in its charter)

             OHIO                                       34-1718070
_______________________________                    ____________________
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)

Farmers Citizens Bank Building,
105 Washington Square
Box 567, Bucyrus, Ohio                             44820-0567
_______________________________________            __________
(Address of principal executive offices)           (Zip Code)

                                 (419) 562-7040
                           __________________________
                           (Issuer's telephone number)

                                      N/A
                                    ______
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes   X   No
                                                                   ____

As of April 30, 1997, 325,020 shares of Common Stock of the Registrant were outstanding. There were no preferred shares outstanding.

                                 FC BANC CORP.

                                 BUCYRUS, OHIO

                                 FORM 10-QSB

                                    INDEX
________________________________________________________________________________
                                                               Page Number
PART I    FINANCIAL INFORMATION

Item. 1.  Financial Statements (Unaudited)

          Condensed consolidated balance sheets --                      3
          March 31, 1997 and December 31, 1996

          Condensed consolidated statements of income --                4
          Three months ended March 31, 1997 and 1996

          Condensed consolidated statement of cash flows --             5
          Three months ended March 31, 1997 and 1996

          Notes to condensed consolidated financial                     6
          statements -- March 31, 1997, 1996 and December 31, 1996

Item 2.   Management's Discussion and Analysis of Financial             7
          Condition and Results of Operations

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                            10

Item 2.   Changes in Securities                                        10

Item 3.   Defaults upon Senior Securities                              10

Item 4.   Submission of Matters to a Vote of Security Holders          10

Item 5.   Other Information                                            10

Item 6.   Exhibits and Reports on Form 8-K                             10

Signatures                                                             11

                                      FC BANC CORP.
                                      Bucyrus, Ohio
                              CONSOLIDATED BALANCE SHEETS
____________________________________________________________________________________________

                                             < ---------- Dollars in thousands ----------->
                                                (Unaudited)                     (Unaudited)
                                                 March  31,                     December 31,
                                                    1997                           1996
                                                    ____                           ____
Assets
Cash and Cash equivalents
     Cash and due from banks                      $ 3,379                        $ 3,957
     Interest-bearing time deposits                     0                              0
     Federal funds sold                             2,000                          1,100
                                                  _______                        _______
          Total cash and cash equivalents           5,379                          5,057

Investment securities available-for-sale,
     at fair value                                 30,252                         32,194

Loans (net of unearned interest)                   39,716                         41,043
Less: Allowance for loan losses                    (1,255)                        (1,263)
                                                  _______                        _______
          Loans - net                              38,460                         39,780

Properties and equipment                            1,438                          1,476
Accrued income receivable                             747                            837
Deferred federal income taxes                         561                            521
Other assets                                        1,637                          1,580
                                                  _______                        _______
          Total assets                            $78,474                        $81,445
                                                  _______                        _______

Liabilities and Shareholders' Equity
Deposits
     Demand accounts                               21,456                         23,693
     Savings accounts                              19,169                         20,208
     Time deposits, $100,000 or over                  920                            914
     Other time deposits                           25,496                         25,260
                                                  _______                        _______
          Total deposits                           67,041                         70,074

Borrowed funds                                        154                            186
Accrued interest payable                               52                             63
Accrued expenses and other liabilities                456                            455
                                                  _______                        _______
          Total liabilities                       $67,703                        $70,778
                                                  _______                        _______

Shareholders' Equity
Common stock  -- $ 2.50 par value                     832                            832
       Authorized  --  500,000 shares
       Issued      --  332,816 shares
Surplus                                             1,386                          1,377
Retained earnings                                   9,129                          8,944
Treasury stock (7,796 shares in 1997 and 1996)       (332)                          (322)
Unrealized loss on securities available-for-sale,
       net of applicable deferred income taxes       (244)                          (164)
                                                  _______                        _______

          Total shareholders' equity               10,771                         10,667
                                                  _______                        _______
          Total liabilities and
               shareholders' equity               $78,474                        $81,445
                                                  _______                        _______

____________________________________________________________________________________________

The accompanying notes are an integral part of these financial statements.

                                          FC BANC CORP.
                                          Bucyrus, Ohio
                              CONSOLIDATED STATEMENTS OF INCOME
____________________________________________________________________________________________

                         <---------Dollars in thousands, except per share amounts---------->
                                                     3 Months Ended
                                                         March 31,
                                                    1997           1996
                                                    ____           ____
Interest income
Interest and fees on loans                         $   896        $   810
Interest on investment securities:
     Taxable                                           370            392
     Exempt from federal income tax                     75            104
Interest on federal funds sold                          10             57
Interest on deposits with banks                          0              0
                                                   _______        _______
          Total interest income                      1,351          1,374
                                                   _______        _______

Interest expense
Interest on interest-bearing checking accounts          74             86
Interest on savings deposits                           132            147
Interest on certificates of deposit                    314            338
Interest on borrowed funds                               2             16
                                                   _______        _______
          Total interest expense                       522            587
                                                   _______        _______

          Net interest income                          829            787

Provision for loan losses                               20              0
                                                   _______        _______
          Net interest income after
           provision for loan loss                     809            787

Noninterest income
Service charges on deposit accounts                     81             84
Life Insurance                                          17             26
Net investment security profits or losses                0              0
Other income                                            22             33
                                                   _______        _______
          Total noninterest income                     120            143

Noninterest expense
Salaries and employee benefits                         295            381
Net occupancy expense                                  103            101
Equipment expense                                       27             35
FDIC deposit insurance assessment                        7              5
State and other taxes                                   41             40
Other expense                                          219            206
                                                   _______        _______
          Total noninterest expense                    693            742
                                                   _______        _______

Income before income taxes                             236            162

Federal income tax expense                              52             17
                                                   _______        _______
          Net Income                               $   184        $   145

____________________________________________________________________________________________
Per share data:
     Weighted average shares outstanding           324,412        327,676
     Net income per share of common stock             0.57           0.44
____________________________________________________________________________________________

The accompanying notes are an integral part of these financial statements.

                                      FC BANC CORP.
                                      Bucyrus, Ohio
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
_____________________________________________________________________________________________________

                                                           <------- Dollars in thousands ------->
                                                            3 Months Ended         3 Months Ended
                                                               March 31,              March 31,
                                                                 1997                   1996
                                                              (Unaudited)            (Unaudited)
Cash flows from operating activities:
     Net Income                                                  $   185                $   145
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation                                                67                     68
          Provision for loan losses                                   20                      0
          Provision for deferred taxes                                 0                      0
          Gain/Loss on investments                                     0                      0
          Gain on loans sold                                           0                      0
          Amortization/Accretion - net                                17                     18
          Change in accrued income and other assets                  (68)                  (150)
          Change in accrued expenses and other liabilities            60                    127
                                                                 _______                _______
               Total adjustments                                      96                     63
                                                                 _______                _______

     Net cash provided by operating activities                       281                    208

Cash flows from investing activities:
     Proceeds from maturities of available-for-sale securities     1,805                  1,728
     Purchase of available-for-sale securities                         0                 (4,109)
     Net change in loans                                           1,299                  1,548
     Purchase of premises and equipment                              (29)                  (142)
                                                                 _______                _______
     Net cash used in investing activities                         3,075                   (975)

Cash flows from financing activities:
     Net decrease in deposits                                      3,034                     48
     Net change in short-term borrowing                                0                 (1,525)
     Purchase of treasury stock                                      116                     42
     Sale of treasury stock                                         (116)                  (357)
                                                                 _______                _______
     Net cash provided by financing activities                    (3,034)                (1,792)
                                                                 _______                _______

     Net decrease in cash and cash equivalents                       322                 (2,529)
     Cash and cash equivalents at beginning of period              5,057                  9,529
                                                                 _______                _______

     Cash and cash equivalents at end of period                  $ 5,379                $ 6,970
                                                                 _______                _______

_____________________________________________________________________________________________________
Supplemental information:
          Interest paid                                          $   553                $   626
          Net Income taxes paid                                  $    62                $   172
_____________________________________________________________________________________________________

The accompanying notes are an integral part of these financial statements.

                                  FC BANC CORP.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     March 31, 1997, 1996 and December 31,1996
________________________________________________________________________________

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Corporation a bank holding company whose activities are primarily limited to holding the stock of the Farmers Citizens Bank, Bucyrus, Ohio, (the "Company"). The Company conducts a general banking business in north central Ohio which consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and non-residential purposes. The Company's profitability is significantly dependent on net interest income which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and interest received or paid on these balances. The level of interest rates paid or received by the Company can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management control.

Earnings per common share were computed by dividing net income by the weighted average number of shares outstanding for both the three-month periods ended March 31, 1997 and 1996. The weighted average number of shares outstanding for both the three-month periods ended March 31, 1997 and 1996, were 324,412 and 327,676, respectively.

The consolidated financial information presented herein has been prepared in accordance with generally accepted accounting principles ("GAAP") and general accounting practices within the financial services industry. In preparing consolidated financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from such estimates.

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X and Rule 310 of Regulation SB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

                                 FC BANC CORP.

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS
________________________________________________________________________________

     The following focuses on the consolidated financial condition of FC Banc Corp. at March 31, 1997, compared to December 31, 1996, and the results of operations for the three-month period ended March 31, 1997, compared to the same period in 1996. The purpose of this discussion is to provide a better understanding of the consolidated financial statements and footnotes included
in the Form 10-QSB.   The Registrant is not aware of any market or institutional trend, events or uncertainties that will have or are reasonably likely to have a material effect on liquidity, capital resources or operations except as discussed herein. Other than as discussed herein, the Registrant is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.


                   Note Regarding Forward-Looking Statements

     In addition to historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Corporation's operations and the Corporation's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Corporation's market area generally. Some of the forward-looking statements included herein are the statements regarding the allowance for loan losses.


                              Financial Condition

Liquidity

     Liquidity relates to the Company's ability to meet cash demands of its customers and their credit needs. Liquidity is provided by the Company's ability to readily convert assets to cash and readily marketable, short-term assets such as federal funds sold and deposits in other banks.

     Cash, amounts due from banks and federal funds sold totaled $5,379,000 at March 31, 1997. Investments and mortgage-backed securities available for sale were $30,252,000 at March 31, 1997. This amount decreased by $720,000 from December 31, 1996 balances. These assets, as well as anticipated deposit balance fluctuations, scheduled loan payments and maturing investment securities, provide the Company with an adequate source of funds for expected future demand for loans and for fluctuations in deposit volume. They also provide management with the flexibility to change the composition of interest earning assets as market conditions change in the future. The Company's liquidity ratio was 50.17% at March 31, 1997, which exceeded the regulatory requirements and management's internal guideline of 20.00%.

     Liability liquidity relates to the Company's ability to retain existing deposits, obtain new deposits and borrow in the marketplace. Total deposits decreased $3,034,000 in the first quarter primarily as a result of the loss of $2 million of public fund deposits, normal seasonal fluctuations, and managements decision not to aggressively price deposits. The Company has experienced some deposit disintermediation during the first three months of 1997 which management attributes primarily to customer awareness of rate differentiation. Management does not anticipate any significant amount disintermediation through the end of 1997. Management expects total deposits to experience some growth during the remainder of 1997 as deposit products are repriced.

    Access to advances from the Federal Reserve Bank (FRB) in the form of Federal Funds Purchased and Securities Sold Under Agreement to Repurchase (Repo Agreements) are supplemental sources of cash to meet liquidity needs.

Capital Resources

    Shareholders' equity totaled $10,771,000 at March 31, 1997, compared to $10,667,000 at December 31, 1996. This increase was primarily due to the first quarter earnings of $185,000 being offset by net unrealized holding loss
on securities available-for-sale of $80,000.   As of March 31, 1997, the ratio
of shareholders' equity to assets was 13.73% compared to 13.10% at December 31, 1996.


Regulatory Capital Requirements

    The Company complies with the capital requirements established by the Federal Reserve System, which are summarized as follows:

                                                    Capital Position
                  Regulatory                              as of
                   Minimum               March 31, 1997          December 31, 1996
_______________________________________________________________________________________

Tier I              4.00%                     24.35%                  22.61%
risk-based
capital......

Total Risk-         8.00%                     25.62%                  23.88%
Based capital

Tier I              3.00% - 5.00%             13.83%                  13.04%
leverage.....


    Under "Prompt Corrective Action" regulations adopted in September 1992, the Federal Deposit Insurance Corporation (FDIC) has defined five categories of capitalization (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized). The Company meets the "Well capitalized" definition, which requires a total risk-based capital ratio of at least 10%, and a leverage ratio of at least 8%. Under a current regulatory proposal, interest rate risk would become an additional element in measuring risk-based capital. This proposed change is not expected to significantly impact the Company's compliance with capital guidelines.


Changes in Financial Condition

     General. The Corporation's consolidated total assets were $78.47 million at March 31, 1997, reflecting an decrease of $2.97 million, or 3.65%, over the $81.44 million at December 31, 1996. This decline was primarily attributed to a decrease in deposits coupled with decreased loan demand, primarily commercial and real estate, and maturing investment securities.

     Cash and Cash Equivalents, Investment Securities, and Mortgage-Backed Securities. Cash and cash equivalents, investment securities, and mortgage-backed securities decreased $1.62 million between December 31, 1996 and March 31, 1997. The decline was primarily attributable to maturing investment securities, $1.81 million, the proceeds of which were utilized to satisfy depositor withdrawal requests. Dollars invested in overnight funds increased from $1.1 million at December 31, 1996 to $2.0 million at March 31, 1997. Balances held in due from bank accounts declined from $3.96 million to $3.38 million at March 31, 1997.

     Loans Receivable. Total loans outstanding at March 31, 1997, equaled $39.72 million, compared to $41.02 million at December 31, 1996, which represents a decrease of $1.94 million, or 6.03%. Approximately 69.8% of this decrease was experienced in the real estate and commercial loan portfolios. Management has initiated an enhanced officer call program and several new loan products to stimulate the growth of the corporation's loan portfolio.

     Deposits. Total deposits decreased by $3.03 million, or 4.33%, during the first three months of 1997. Total time deposits increased by $241,000, or 0.92%, while demand and savings deposits decreased a net of $3.28 million, or 7.46%, during the three month period ended March 31, 1997.

     Liabilities other than deposits decreased by $41,000. Such decrease was primarily attributable to the reduction of $31,000 in accrued interest payable on deposit accounts and $10,000 in accounts payable related to operating expenses and income taxes.

                              Results of Operations

     General. The Corporation recorded a consolidated net income of $184,000 for the first quarter of 1997, compared to $145,000 for the same quarter in 1996. This growth was primarily attributable to an increase in net interest income and a reduction on noninterest expenses.

First Quarter 1997 vs First Quarter 1996

     Net Interest Income. The Corporation's net interest income for the three months ended March 31, 1997, increased by 5.34%, from $787,000 to $829,000,
compared to the same period in 1996.   The net interest margin, which consists
of net interest income as a percentage of average interest-earning assets, increased slightly, from 4.28% for the three months ended March 31, 1996, to 4.72% for the same period in 1997, primarily as a result of the decline in volume of interest-bearing liabilities coupled with a general decrease in the yield, or interest cost, of each category of interest-bearing liabilities. During the same period, net interest spread, which reflects average yield on interest-earning assets less average costs of interest-bearing liabilities, increased 41 basis points, to 4.47%. Average loans outstanding increased by $4.3 million as compared to 1996, which contributed approximately $83,000 to the net interest income while the changes in average yield on loans outstanding increased the net interest income by approximately $3,000.

     Provision for Loan Losses. The allowance for loan losses was established and is maintained by periodic charges to the provision for loan loss, an operating expense, in order to provide for the risk of loss inherent in the Corporation's loan portfolio. Loan losses and recoveries are charged or credited, respectively, to the allowance for loan losses as they occur.

     The allowance and provision for loan losses is determined by management upon consideration of such factors as the size and character of the loan portfolio, loan loss experience, problem loans and economic conditions in the Corporation's market area. Management attempts to minimize the risk associated with each loan by evaluating each loan independently based upon criteria which include, but are not limited to, (a) the purpose of the loan,
(b) the credit history of the borrower, (c) the borrower's financial standing and trends, (d) the market value of the collateral involved, and (e) the down payment received. Quarterly reviews of the loan portfolio are conducted to identify problem loans and to determine appropriate courses of action on a loan-by-loan basis. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in material adjustments, and net earnings could be significantly adversely affected, if circumstances differ substantially from the assumptions used in making the final determination. Increases in the loan portfolio, increases in the types of loans carrying greater risk of loss, increases in non-performing loans and changes in the local and national economy all could cause the allowance for loan losses to be insufficient.

     The Corporation added $20,000 to the allowance for loan losses during the quarter ended March 31, 1997, due the results of management's quarterly evaluation of the loan portfolio. The Corporation also recognized $41,000 in losses on loans while recovering $13,000 on loans previously charged against the allowance for loan losses.

     Noninterest Income and Expense. Noninterest income was $103,000 for the three months ended March 31, 1997, compared to $117,000, for the same period in 1996. This decrease was primarily the result of the decrease in credit card related fee income of $7,000. Service charges on deposit accounts also decreased by $3,000 for the three months ended March 31, 1997, compared to the same period in 1996. Noninterest expense also decreased by $66,000 for the three months ended March 31, 1997, compared to the same period in 1996. The decrease was attributed to the decreased costs of employee salaries and benefit plans, due to the changes in staffing and a reduction in the total number of employees.

                                FC BANC CORP.

                         PART II  - OTHER INFORMATION
________________________________________________________________________________

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

              Not Applicable


     ITEM 5 - OTHER INFORMATION

              Not Applicable


     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

              a. Exhibit 27: Financial Data Schedule

              b. No reports on Form 8-K were filed during the quarter ended
                 March 31, 1997.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FC BANC CORP.

DATE: May 15, 1997                    /s/ G. W. Holden
     _____________                    ____________________________________
                                      G. W. Holden
                                      President and Chief Executive Officer


                                      /s/ Terry L. Gernert
                                      _____________________________________
                                      Terry L. Gernert
                                      Secretary