Form 10QSB/A
period 1997-03-31
FC BANC CORP
filed 1997-06-02
CIK 893539

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

                                 FORM 10-QSB/A

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

                                                           <------- Dollars in thousands ------->
                                                            3 Months Ended         3 Months Ended
                                                               March 31,              March 31,
                                                                 1997                   1996
                                                              (Unaudited)            (Unaudited)
Cash flows from operating activities:
     Net Income                                                  $   185                $   145
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation                                                67                     68
          Provision for loan losses                                   20                      0
          Provision for deferred taxes                                 0                      0
          Gain/Loss on investments                                     0                      0
          Gain on loans sold                                           0                      0
          Amortization/Accretion - net                                17                     18
          Change in accrued income and other assets                  (68)                  (150)
          Change in accrued expenses and other liabilities            60                    127
                                                                 _______                _______
               Total adjustments                                      96                     63
                                                                 _______                _______

     Net cash provided by operating activities                       281                    208

Cash flows from investing activities:
     Proceeds from maturities of available-for-sale securities     1,805                  1,728
     Purchase of available-for-sale securities                         0                 (4,109)
     Net change in loans                                           1,299                  1,548
     Purchase of premises and equipment                              (29)                  (142)
                                                                 _______                _______
     Net cash used in investing activities                         3,075                   (975)

Cash flows from financing activities:
     Net decrease in deposits                                      3,034                     48
     Net change in short-term borrowing                                0                 (1,525)
     Purchase of treasury stock                                      116                     42
     Sale of treasury stock                                         (116)                  (357)
                                                                 _______                _______
     Net cash provided by financing activities                    (3,034)                (1,792)
                                                                 _______                _______

     Net decrease in cash and cash equivalents                       322                 (2,529)
     Cash and cash equivalents at beginning of period              5,057                  9,529
                                                                 _______                _______

     Cash and cash equivalents at end of period                  $ 5,379                $ 6,970
                                                                 _______                _______

_____________________________________________________________________________________________________
Supplemental information:
          Interest paid                                          $   553                $   626
          Net Income taxes paid                                  $    62                $  (172)
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