Form 10QSB
period 1997-06-30
FC BANC CORP
filed 1997-08-13
CIK 893539

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
    ENDED JUNE 30, 1997
[  ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
    __________ TO __________

                     Commission file number  - 33-53596
                                FC BANC CORP.
       (Exact name of small business issuer as specified in its charter)

      OHIO                                   34-1718070
(State or other jurisdiction of              (I.R.S. Employer Identification
 incorporation or organization)               No.)

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

As of August 4, 1997, 321,188 shares of Common Stock of the Registrant were outstanding. There were no preferred shares outstanding.

                                 FC BANC CORP.

                                 BUCYRUS, OHIO

                                  FORM 10-QSB

                                    INDEX
_____________________________________________________________________________
                                                                  Page Number
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed consolidated balance sheets --                        3
        June 30, 1997 and December 31, 1996

        Condensed consolidated statements of income --                  4
        Three and six months ended June 30, 1997 and 1996

        Condensed consolidated statement of cash flows --               5
        Six months ended  June 30, 1997 and 1996

        Notes to condensed consolidated financial                       6
        statements -- June 30, 1997, 1996 and December 31, 1996

Item 2. Management's Discussion and Analysis of Financial               7
        Condition and Results of Operations

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                               12

Item 2. Changes in Securities                                           12

Item 3. Defaults upon Senior Securities                                 12

Item 4. Submission of Matters to a Vote of Security Holders             12

Item 5. Other Information                                               12

Item 6. Exhibits and Reports on Form 8-K                                12

Signatures                                                              14


                                      FC BANC CORP.
                                      Bucyrus, Ohio
                               CONSOLIDATED BALANCE SHEETS
_________________________________________________________________________________________________

                                                    < ---------- Dollars in thousands ----------->
                                                        (Unaudited)              (Unaudited)
                                                          June  30,              December 31,
                                                            1997                    1996
                                                            ____                    ____
Assets
Cash and Cash equivalents
     Cash and due from banks                                $ 3,981                  $ 3,957
     Federal funds sold                                           0                    1,100
                                                            _______                  _______
          Total cash and cash equivalents                     3,981                    5,057

Investment securities available-for-sale, at fair value      28,864                   32,194

Loans (net of unearned interest)                             39,961                   41,043
Less: Allowance for loan losses                              (1,283)                  (1,263)
                                                            _______                  _______
          Loans - net                                        38,678                   39,780

Properties and equipment                                      1,380                    1,476
Accrued income receivable                                       728                      837
Deferred federal income taxes                                   491                      521
Other assets                                                  1,657                    1,580
                                                            _______                  _______
          Total assets                                      $75,779                  $81,445
                                                            _______                  _______


Liabilities and Shareholders' Equity
Deposits
     Demand accounts                                         19,071                   23,692
     Savings accounts                                        18,747                   20,208
     Time deposits, $100,000 or over                            721                      914
     Other time deposits                                     24,740                   25,260
                                                            _______                  _______
          Total deposits                                     63,279                   70,074

Federal funds purchased                                         700                        0
Accrued interest payable                                        168                      186
Accrued federal income taxes                                    124                       63
Accrued expenses and other liabilities                          552                      455
                                                            _______                  _______
          Total liabilities                                 $64,823                  $70,778
                                                            _______                  _______


Shareholders' Equity
Common stock  -- $ 2.50 par value                               832                      832
       Authorized   --  500,000 shares
       Issued       --  332,816 shares
Surplus                                                       1,377                    1,377
Retained earnings                                             9,342                    8,944
Treasury stock (11,628 shares in 1997 and
       7,796 shares in 1996)                                   (491)                    (322)
Unrealized loss on securities available-for-sale,
       net of applicable deferred income taxes                 (104)                    (164)
                                                            _______                  _______
          Total shareholders' equity                         10,956                   10,667
                                                            _______                  _______

          Total liabilities and shareholders' equity        $75,779                  $81,445
                                                            _______                  _______
______________________________________________________________________________________________________________
The accompanying notes are an integral part of these financial statements.

                                          FC BANC CORP.
                                          Bucyrus, Ohio
                               CONSOLIDATED STATEMENTS OF INCOME
_____________________________________________________________________________________________________________

                                         <---------Dollars in thousands, except per share amounts-------->
                                                (Unaudited)                           (Unaudited)
                                              3 Months Ended                        6 Months Ended
                                                  June 30,                              June 30,
                                            1997           1996                   1997           1996
                                            ____           ____                   ____           ____
Interest income
Interest and fees on loans                  $  910          $  844                $1,806         $1,665
Interest on investment securities:
     Taxable                                   369             413                   739            807
     Exempt from federal income tax             73             104                   148            208
Interest on federal funds sold                   6              23                    16             80
                                            ______          ______                ______         ______
          Total interest income              1,358           1,384                 2,709          2,760
                                            ______          ______                ______         ______

Interest expense
Interest on interest-bearing
    checking accounts                           68              79                   142            165
Interest on savings deposits                   137             143                   269            290
Interest on certificates of deposit            322             350                   636            688
Interest on borrowed funds                       4               1                     6             17
                                            ______          ______                ______         ______
     Total interest expense                    531             573                 1,053          1,160
                                            ______          ______                ______         ______

     Net interest income                       827             811                 1,656          1,600

Provision for loan losses                        7               0                    27              0
                                            ______          ______                ______         ______
     Net interest income after
       provision for loan loss                 820             811                 1,629          1,600

Noninterest income
Service charges on deposit accounts             83              97                   164            181
Life insurance                                  17              16                    34             42
Other income                                    31              13                    53             46
                                            ______          ______                ______         ______
     Total noninterest income                  131             126                   251            269
                                            ______          ______                ______         ______

Noninterst expense
Salaries and employee benefits                 303             487                   597            869
Net occupancy expense                           92              92                   195            193
Equipment expense                               30              33                    58             67
FDIC deposit insurance assessment                7               5                    14             10
State and other taxes                           40              41                    82             81
Other expense                                  195             215                   414            421
                                            ______          ______                ______         ______
     Total noninterest expense                 667             873                 1,360          1,641
                                            ______          ______                ______         ______

Income before income taxes                     284              64                   520            228

Federal income tax expense                      70             (14)                  122              3
                                            ______          ______                ______         ______
          Net Income                        $  214          $   78                $  398         $  225
                                            ______          ______                ______         ______
__________________________________________________________________________________________________________________
Per share data:
     Weighted average shares outstanding    322,359         327,150               323,374        327,778
     Net income per share of common stock   $  0.66         $  0.24               $  1.23        $  0.69
__________________________________________________________________________________________________________________
The accompanying notes are an integral part of these financial statements.

                                        FC BANC CORP.
                                        Bucyrus, Ohio
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
____________________________________________________________________________________________________

                                                           <------- Dollars in thousands ------->

                                                            6 Months Ended         6 Months Ended
                                                                June 30,               June 30,
                                                                  1997                   1996
                                                              (Unaudited)            (Unaudited)

Cash flows from operating activities:
     Net Income                                                   $   398                $   225
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation                                                132                    140
          Provision for loan losses                                    27                      0
          Provision for deferred taxes                                  0                     14
          Amortization/Accretion - net                                 30                     37
          Change in accrued income and other assets                    32                   (173)
          Change in accrued expenses and other liabilities            141                    369
                                                                  _______                _______
               Total adjustments                                      362                    387
                                                                  _______                _______

     Net cash provided by operating activities                        760                    612


Cash flows from investing activities:
     Proceeds from maturities of available-for-sale securities      3,679                  3,044
     Purchase of available-for-sale securities                     (1,290)                (7,005)
     Net change in loans                                            1,074                   (421)
     Proceeds on sale of available for sale securities              1,001                    873
     Purchase of premises and equipment                               (37)                  (300)
                                                                  _______                _______
     Net cash used in investing activities                          4,427                 (3,809)


Cash flows from financing activities:
     Net decrease in deposits                                      (6,795)                   692
     Net change in short-term borrowing                               700                 (1,025)
     Purchase of treasury stock                                      (168)                  (315)
                                                                  _______                _______
     Net cash provided by financing activities                     (6,263)                  (648)
                                                                  _______                _______

     Net decrease in cash and cash equivalents                     (1,076)                (3,845)
     Cash and cash equivalents at beginning of period               5,057                  9,529
                                                                  _______                _______
     Cash and cash equivalents at end of period                   $ 3,981                $ 5,684
                                                                  _______                _______

____________________________________________________________________________________________________
Supplemental information:
          Interest paid                                          $ 1,071                 $ 1,176
          Net Income taxes paid                                  $    61                 $  (138)
____________________________________________________________________________________________________
The accompanying notes are an integral part of these financial statements.

                                  FC BANC CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   June 30, 1997, 1996 and December 31,1996
________________________________________________________________________________

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Corporation is a bank holding company whose activities are primarily limited to holding the stock of the Farmers Citizens Bank, Bucyrus, Ohio, (the "Company"). The Company conducts a general banking business in north central Ohio which consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and non-residential purposes. The Company's profitability is significantly dependent on net interest income which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and interest received or paid on these balances. The level of interest rates paid or received by the Company can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management control.

     Earnings per common share were computed by dividing net income by the weighted average number of shares outstanding for the three- and six-month periods ended June 30, 1997 and 1996. The weighted average number of shares outstanding for the three-month periods ended June 30, 1997 and 1996, were 322,359 and 327,150, respectively. The weighted average number of shares outstanding for the six-month periods ended June 30,1997 and 1996, were 323,374 and 327,778, respectively.

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

                                FC BANC CORP.

         MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                         AND RESULTS OF OPERATIONS
________________________________________________________________________________

     The following focuses on the consolidated financial condition of FC Banc Corp. at June 30, 1997, compared to December 31, 1996, and the results of operations for the three- and six-month periods ended June 30, 1997, compared to the same periods in 1996. The purpose of this discussion is to provide a better understanding of the consolidated financial statements and footnotes
included in the Form 10-QSB.   The Registrant is not aware of any market or
institutional trend, events or uncertainties that will have or are reasonably likely to have a material effect on liquidity, capital resources or operations except as discussed herein. Other than as discussed herein, the Registrant is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.


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

     Cash, amounts due from banks and federal funds sold totaled $3,981,000 at June 30, 1997. Investments and mortgage-backed securities available-for-sale were $28,864,000 at June 30, 1997. These amounts decreased by $2,986,000 from March 31, 1997 and $4,406,000 from December 31, 1996. These assets, as well as anticipated deposit balance fluctuations, scheduled loan payments and maturing investment securities, provide the Company with an adequate source of funds for expected future demand for loans and for fluctuations in deposit volume. They also provide management with the flexibility to change the composition of interest earning assets as market conditions change in the future. The Company's liquidity ratio was 50.06% at June 30, 1997, which exceeded the regulatory requirements and management's internal guideline of 20.00%.

     Liability liquidity relates to the Company's ability to retain existing deposits, obtain new deposits and borrow in the marketplace. Total deposits decreased $3,762,000 from March 31, 1997 and $6,795,000 from December 31, 1996. These decreases are attributable to the loss of $2 million public fund deposits, normal seasonal fluctuations, and management's decision not to aggressively price deposits. The Company has experienced some deposit disintermediation during 1997 which management attributes primarily to customer awareness of rate differentiation. Management does not anticipate any significant amount disintermediation through the end of 1997. Management expects total deposits to remain steady or experience some growth during the remainder of 1997 as deposit products are repriced.

     Access to advances from the Federal Reserve Bank (FRB) in the form of Federal Funds Purchased and Securities Sold Under Agreement to Repurchase (Repo Agreements) are supplemental sources of cash to meet liquidity needs.


Capital Resources

     Shareholders' equity totaled $10,956,000 at June 30, 1997, compared to $10,771,000 at March 31, 1997and $10,667,000 at December 31, 1996,
respectively. This increase was primarily due to first quarter earnings of $184,000 and second quarter earnings of $214,000 being offset by net treasury stock purchases of $169,000 and net unrealized holding gains on securities
available-for-sale of $80,000.   As of June 30, 1997, the ratio of shareholders'
equity to assets was 14.46% compared to 13.10% at December 31, 1996.


Regulatory Capital Requirements

     The Company complies with the capital requirements established by the Federal Reserve System, which aresummarized as follows:

                                                             Capital Position
                            Regulatory                             as of
                             Minimum               June 30, 1997     December 31, 1996
       ____________________________________________________________________________________
       Tier I                  4.00%                  25.12%              22.61%
       risk-based
       capital......

       Total Risk-             8.00%                  26.39%              23.88%
       Based capital

       Tier I                  3.00% - 5.00%          14.36%              13.04%
       leverage.....


     Under "Prompt Corrective Action" regulations adopted in September 1992, the Federal Deposit Insurance Corporation (FDIC) has defined five categories of capitalization (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized). The Company meets the "Well Capitalized" definition, which requires a total risk-based capital ratio of at least 10%, and a leverage ratio of at least 8%. Effective January 1, 1997, the Federal Financial Institutions Examination Council (the FFIEC) adopted the Uniform Financial Institutions Rating System (the UFIRS). Under the revised UFIRS interest rate risk became an additional element in measuring risk-based capital. This change is not expected to significantly impact the Company's compliance with capital guidelines.


Changes in Financial Condition

     General. The Corporation's consolidated total assets were $75.78 million at June 30, 1997, reflecting a decrease of $2.69 million, or 3.43%, from the $78.47 million at March 31, 1997, and $5.66 million or 6.96%, from the $81.44 million at December 31, 1996. This decline was primarily attributed to a decrease in deposits coupled with decreased loan demand, primarily commercial and real estate, and maturing investment securities.

     Cash and Cash Equivalents, Investment Securities, and Mortgage-Backed Securities. Cash and cash equivalents, investment securities, and mortgage-backed securities decreased $4.41 million between December 31,

1996 and June 30, 1997. The decline was primarily attributable to $3.68 million in principle reductions and maturing investment securities, the proceeds of which were utilized to satisfy depositor withdrawal requests. Dollars invested in overnight funds increased from $1.1 million at December 31, 1996 to $2.0 million at March 31, 1997 and then decreased to zero at June 30, 1997.

     Loans Receivable. Total loans outstanding at June 30, 1997, equaled $39.96 million, compared to $39.72 million and $41.04 million at March 31, 1997 and December 31, 1996, respectively. The decline of $1.30 million in commercial loans since December 31, 1996 has been partially offset by increases in consumer based portfolios. However, total loans have increased in the second quarter of 1997 by $245 thousand after a first quarter decline of $1.30 million. The results of managements initiation of an enhanced officer call program and several new products are beginning to be reflected in the financial statements of the company.

     Deposits. Total deposits decreased by $3.76 million, or 4.33%, during the quarter ended June 30,1997, for a total decrease of $6.80 million since December 31, 1996. Total demand and savings deposits have continued to decline in the second quarter. Demand deposits declined by $2.39 million and savings deposits declined a modest $0.42 million which together accounts for approximately 74.73% of the total deposit decline during the three months ended June 30, 1997.

     The overall decline in deposits for the six-month period ended June 30, 1997 was $6.80 million or 9.70% of which approximately 89.51%, or $6.08 million was attributed to demand and savings accounts.

     Liabilities other than deposits and federal funds purchased increased by $182,000 during the second quarter of 1997 after a decrease of $42,000 during the first quarter of 1997. The fluctuations noted in the other liability account are attributed primarily to the accrual for various operating expenses such as interest on deposits and federal funds purchased, federal income taxes, personnel expense, and so forth.

Results of Operations

     General. The Corporation recorded a consolidated net income of $214,000 for the second quarter of 1997, compared to $78,000 for the same quarter in 1996. This growth was primarily attributable to a decrease in salaries and employee benefits. Year-to-date net income for the six months ended June 30,1997 as compared to June 30, 1996 was up by 76.88%, or $173,000.

Three months ended, June 30, 1997 vs Three months ended, June 30, 1996

     Net Interest Income. The Corporation's net interest income for the three months ended June 30, 1997, increased by 2.10%, from $811,000 to $820,000,
compared to the same period in 1996.   The net interest margin, which consists
of net interest income as a percentage of average interest-earning assets, increased slightly, from 4.31% for the three months ended June 30, 1996, to 4.63% for the same period in 1997, primarily as a result of the decline in volume of interest-bearing liabilities coupled with a general decrease in the yield, or interest cost, of each category of interest-bearing liabilities. During the same period, net interest spread, which reflects average yield on interest-earning assets less costs of interest-bearing liabilities, decreased slightly to 4.45%. Average loans outstanding continued to show an increase over 1996 which contributed approximately $64,000 to the net interest income while the changes in average yield on loans outstanding decreased the net interest income by approximately $2,000.

     Provision for Loan Losses. The allowance for loan losses was established and is maintained by periodic charges to the provision for loan losses, an operating expense, in order to provide for the risk of loss inherent in the Corporation's loan portfolio. Loan losses and recoveries are charged or credited, respectively, to the allowance for loan losses as they occur.

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

     The Company added $7,000 to the allowance for loan losses during the quarter ended June 30, 1997, due to the results of management's quarterly evaluation of the loan portfolio. The Company also recognized $22,000 in losses on loans while recovering $43,000 on loans previously charged against the allowance for loan losses.

     Noninterest Income and Expense. Noninterest income was $131,000 for the three months ended June 30, 1997, compared to $126,000, for the same period in 1996. This increase was primarily the result of the increases in credit card related fee income and other miscellaneous operating income. Service charges on deposit accounts decreased primarily as a result of the reduction in deposits. Noninterest expense declined $206,000 for the three months ended June 30, 1997, compared to the same period in 1996. Total personnel costs for the current period decreased $184,000. The larger personnel costs in 1996 were directly related to staffing changes and the retirement of long-term employees.

Six months ended, June 30, 1997 vs Six months ended, June 30, 1996

     Net Interest Income. The Corporation's net interest income for the six months ended June 30, 1997, increased 3.50%, or $56,000 over the same period in 1996. This increase was primarily attributable to the overall reduction in interest paid on deposits. The net interest margin, which consists of net interest income as a percentage of average interest-earning assets, increased from 4.25% to 4.62% for the six months ended June 30, 1997, as compared to the same period in 1996. This is representative of the increase in the ratio of total loans to total deposits and interest-bearing liabilities, from approximately 58% at June 30, 1996 to approximately 62% at June 30, 1997.

     Provision for Loan Losses. The allowance for loan losses was established and is maintained by periodic charges to the provision for loan losses, an operating expense, in order to provide for the risk of loss inherent in the Corporation's loan portfolio. Loan losses and recoveries are charged or credited, respectively, to the allowance for loan losses as they occur.

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

     The Corporation added $27,000 to the allowance for loan losses during the six months ended June 30, 1997, due to the results of management's quarterly evaluation of the loan portfolio. The Corporation also recognized

$63,000 in losses on loans while recovering $56,000 on loans previously charged against the allowance for loan losses.

     Noninterest Income and Expense. Noninterest income was $251,000 for the six months ended June 30, 1997, compared to $269,000, for the same period in 1996. This decrease was primarily the result of the decrease in credit card related fee income of $3,000. Service charges on deposit accounts also decreased by $17,000 for the six months ended June 30, 1997, compared to the same period in 1996. Noninterest expense also decreased by $281,000 for the three months ended June 30, 1997, compared to the same period in 1996. The decrease was attributed to the decreased costs of employee salaries and benefit plans of $272,000, which was due to the changes in staffing and a reduction in the total number of employees.

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

          Not Applicable


     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

          Not Applicable


     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable


     ITEM 5 - OTHER INFORMATION

          a. New Director Appointed

             Mr. James Spreng, who has been a director for several years, recently notified us that he had accepted a new position and as a requirement of his employment he could no longer serve in the capacity of director of the Bank. Therefore, he has tendered his resignation as director of both FC Banc Corp. and Farmers Citizens Bank, Bucyrus, Ohio, effective July 22, 1997.

             On July 22, 1997, the Board of Directors, after careful consider-ation, has appointed John O. Spreng, Jr. to the Board of Directors of both FC Banc Corp. and Farmers Citizens Bank. Mr. Spreng is a prominent local farmer, head of the Crawford County Fair Board, a director of the local Rotary Club and involved in numerous other civic activities. He also gives us representation from the eastern side of the county as well as the agricultural community.

          b. Subsidiary Management Additions

             Brad Murtiff joined the Farmers Citizens Bank, a wholly owned subsidiary, July 15, 1997 as Assistant Vice President and Mortgage Division Manager. He is responsible for building the Mortgage Department which includes the introduction of new products, increasing awareness in the community, and the overall growth and development of the mortgage business. Brad has morethan ten years of experience in the mortgage industry which includes the formation of his own mortgage business. As a licensed mortgage broker, Brad handled all aspects of a mortgage from application to closing. Brad is a valuable addition to Farmers Citizens Bank as his background and skills will result in increased quality, profit-ability, and growth for many years to come.


     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          c. Exhibit 27: Financial Data Schedule

          d. A report on Form 8-K was filed during the quarter ended June 30, 1997. (A Shareholders' letter describing first quarter results, filed on April 24, 1997.)

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                           FC BANC CORP.


Date AUGUST 12, 1997                       /s/ G. W. Holden
    ___________________________            ____________________________
                                           G. W. Holden
                                           President and Chief Executive Officer




                                           /s/ Terry L. Gernert
                                           ____________________________
                                           Terry L. Gernert
                                           Secretary/Treasurer