Form 10QSB
period 1997-09-30
FC BANC CORP
filed 1997-11-13
CIK 893539

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                    Form 10-QSB

(Mark One)
[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
   SECURITIES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
   ENDED SEPTEMBER 30, 1997
[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
   __________ TO __________

                        Commission file number  - 33-53596
                                FC BANC CORP.
                  ________________________________________
       (Exact name of small business issuer as specified in its charter)

            OHIO                                  34-1718070
______________________________             ___________________________
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

     Farmers Citizens Bank Building,
          105 Washington Square
          Box 567, Bucyrus, Ohio                  44820-0567
______________________________________           _____________
(Address of principal executive offices)           (Zip Code)

                              (419) 562-7040
                             _________________
                       (Issuer's telephone number)

                                    N/A
                                   _____
          (Former name, former address and former fiscal year, if
                         changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 30, 1997, 321,188 shares of Common Stock of the Registrant were outstanding. There were no preferred shares outstanding.

                                FC BANC CORP.

                               BUCYRUS, OHIO

                                FORM 10-QSB

                                  INDEX
________________________________________________________________________________
                                                                     Page Number
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Condensed consolidated balance sheets --                         3
           September 30,1997 and December 31,1996

           Condensed consolidated statements of income --                   4
           Three and nine months ended September 30, 1997 and 1996

           Condensed consolidated statement of cash flows --                5
           Nine months ended September 30, 1997 and 1996

           Notes to condensed consolidated financial                        6
           statements -- September 30, 1997, 1996 and December 31, 1996

Item 2.    Management's Discussion and Analysis of Financial                7
           Condition and Results of Operations

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                               12

Item 2.    Changes in Securities                                           12

Item 3.    Defaults upon Senior Securities                                 12

Item 4.    Submission of Matters to a Vote of Security Holders             12

Item 5.    Other Information                                               12

Item 6.    Exhibits and Reports on Form 8-K                                12

Signatures                                                                 13

                                       FC BANC CORP.
                                       Bucyrus, Ohio
                                CONSOLIDATED BALANCE SHEETS
_________________________________________________________________________________________________
                                                            <--------Dollars in thousands-------->
                                                                 (Unaudited)      (Unaudited)
                                                                September 30,     December 31,
                                                                    1997             1996
                                                                    ____             ____
Assets
Cash and cash equivalents
     Cash and due from banks                                       $ 3,775          $ 3,957
     Federal funds sold                                              2,200            1,100
                                                                   _______          _______
          Total cash and cash equivalents                            5,975            5,057

Investment securities available-for-sale, at fair value             27,450           32,194

Loans (net of unearned interest)                                    39,311           41,043
Less: Allowance for loan losses                                     (1,077)           (1,263)
                                                                   _______          _______
          Loans - net                                               38,234           39,780

Properties and equipment                                             1,324            1,476
Accrued income receivable                                              758              837
Deferred federal income taxes                                          469              521
Other assets                                                         1,718            1,580
                                                                   _______          _______
          Total assets                                             $75,928          $81,445
                                                                   _______          _______

Liabilities and Shareholders' Equity
Deposits
     Demand accounts                                               $19,136          $23,692
     Savings accounts                                               18,344           20,208
     Time deposits, $100,000 or more                                   627              914
     Other time deposits                                            25,656           25,260
                                                                   _______          _______
          Total deposits                                            63,763           70,074

Federal funds purchased                                                  0                0
Accrued interest payable                                               155              186
Accrued federal income taxes                                           206               63
Accrued expenses and other liabilities                                 567              455
                                                                   _______          _______
          Total liabilities                                         64,691           70,778
                                                                   _______          _______

Shareholders' Equity
Common share of $ 2.50 par value: 1,000,000 shares authorized;         832              832
     332,816 shares issued at September 30, 1997, and
     December 31, 1996
Surplus                                                              1,377            1,377
Retained earnings, substantially restricted                          9,578            8,944
Unrealized loss on securities available-for-sale,                      (59)            (164)
     net applicable deferred income taxes
Less cost of common stock in treasury - 11,628 shares and
     7,796 shares at September 30, 1997, and
     December 31, 1996, respectively                                  (491)            (322)
                                                                   _______          _______
          Total shareholders' equity                                11,237           10,667
                                                                   _______          _______
          Total liabilities and shareholders' equity               $75,928          $81,445
                                                                   _______          _______

The accompanying notes are an integral part of these financial statements.

                                      FC BANC CORP.
                                      Bucyrus, Ohio
                            CONSOLIDATED STATEMENTS OF INCOME
____________________________________________________________________________________________________________
                                                    <----Dollars in thousands, except per share amounts---->
                                                                 (Unaudited)           (Unaudited)
                                                               3 Months Ended        9 Months Ended
                                                                September 30,         September 30,
                                                               1997       1996       1997       1996
                                                               ____       ____       ____       ____
Interest income
Interest and fees on loans                                    $   965    $   886    $ 2,770    $ 2,551
Interest on investment securities:
     Taxable                                                      341        421      1,080      1,228
     Exempt from federal income tax                                72        103        220        311
Interest on federal funds sold                                     21         11         38         91
                                                              _______    _______    _______    _______
     Total interest income                                      1,399      1,421      4,108      4,181
                                                              _______    _______    _______    _______

Interest expense
Interest on interest-bearing checking accounts                     68         82        210        247
Interest on savings deposits                                      139        141        408        431
Interest on certificates of deposit                               332        335        968      1,023
Interest on borrowed funds                                          0          3          6         20
                                                              _______    _______    _______    _______
     Total interest expense                                       539        561      1,592      1,721
                                                              _______    _______    _______    _______

     Net interest income                                          860        860      2,516      2,460

Provision for loan losses                                           0          0         27          0
                                                              _______    _______    _______    _______
     Net interest income after provision for loan loss            860        860      2,489      2,460

Noninterest income
Service charges on deposit accounts                               110         85        274        266
Life insurance                                                     17         16         51         55
Gain (loss) on sale of investment securities                        2          0          2        (14)
Loss on sale of real estate owned                                 (25)         0        (25)         0
Gain on loans sold                                                  0         24          0         24
Other income                                                       22         31         75         78
                                                              _______    _______    _______    _______
     Total noninterest income                                     126        156        377        409
                                                              _______    _______    _______    _______

Noninterst expense
Salaries and employee benefits                                    295        361        892      1,227
Net occupancy expense                                              85         91        280        282
Equipment expense                                                  29         25         86         93
FDIC deposit insurance assessment                                   2          5         16         15
State and other taxes                                              (3)        39         79        121
Other expense                                                     261        187        675        595
                                                              _______    _______    _______    _______
     Total noninterest  expense                                   669        708      2,028      2,333
                                                              _______    _______    _______    _______

Income before income taxes                                        317        308        838        536

Federal income tax expense                                         82         70        204         73
                                                              _______    _______    _______    _______
          Net income                                          $   235    $   238    $   634    $   463
                                                              _______    _______    _______    _______
___________________________________________________________________________________________________________
Per share data:
     Net income per share of common stock                       $0.73      $0.73      $1.96      $1.42

     Weighted average shares outstanding                      321,188    325,020    322,838    326,031
___________________________________________________________________________________________________________

The accompanying notes are an integral part of these financial statements.

                                         FC BANC CORP.
                                         Bucyrus, Ohio
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
_________________________________________________________________________________________________
                                                                 <-----Dollars in thousands----->
                                                                   (Unaudited)      (Unaudited)
                                                                 9 Months Ended  9 Months Ended
                                                                  September 30,   September 30,
                                                                      1997            1996
                                                                      ____            ____
Cash flows from operating activities:
     Net income                                                      $   634         $   463
     Adjustments to reconcile net income to net cash
         provided by operating activities:
          Depreciation                                                   201             206
          Provision for loan losses                                       27               0
          Provision for deferred taxes                                     0              (2)
          Gain (loss) on sale of investments                              (2)             14
          Loss on other real estate                                       24               0
          Gain on loans sold                                               0             (24)
          Amortization/Accretion - net                                    38              54
          Change in other assets                                        (138)            (68)
          Change in income taxes payable                                 144             187
          Change in interest receivable                                   79             (73)
          Change in interest payable                                     (31)            (56)
          Change in other liabilities                                    112             185
                                                                     _______         _______
                    Total adjustments                                    454             423
                                                                     _______         _______

     Net cash provided by operating activities                         1,088             886

Cash flows from investing activities:
     Proceeds from maturities of available-for-sale securities         4,949           5,026
     Purchase of available-for-sale securities                        (2,307)         (7,982)
     Net change in loans                                               1,239          (1,517)
     Proceeds from loans sold                                              0           1,119
     Proceeds on sale of available-for-sale securities                 2,223           2,422
     Purchase of premises and equipment                                  (48)           (325)
     Proceeds from other real estate owned                               254               0
                                                                     _______         _______
     Net cash used in investing activities                             6,310          (1,257)
                                                                     _______         _______

Cash flows from financing activities:
     Net decrease in deposits                                         (6,311)         (4,004)
     Net decrease in short-term borrowing                                  0          (1,525)
     Purchase of treasury stock                                         (169)           (315)
                                                                     _______         _______
     Net cash provided by financing activities                        (6,480)         (5,844)
                                                                     _______         _______
     Net increase (decrease) in cash and cash equivalents                918          (6,215)

     Cash and cash equivalents at beginning of period                  5,057           9,529
                                                                     _______         _______
     Cash and cash equivalents at end of period                      $ 5,975         $ 3,314
                                                                     _______         _______
________________________________________________________________________________________________
Supplemental information:
     Cash paid for:
          Interest                                                   $ 1,623         $ 1,777
          Net income taxes                                                61            (113)
________________________________________________________________________________________________

The accompanying notes are an integral part of these financial statements.

                                FC BANC CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  September 30, 1997, 1996 and December 31,1996
________________________________________________________________________________

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

     Earnings per common share were computed by dividing net income by the weighted-average number of shares outstanding for the three- and nine-month periods ended September 30, 1997 and 1996. The weighted-average number of shares outstanding for the three-month periods ended September 30, 1997 and 1996, were 321,188 and 325,020, respectively. The weighted-average number of shares outstanding for the nine-month periods ended September 30,1997 and 1996, were 322,838 and 326,031, respectively.

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

                                 FC BANC CORP.

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                             AND RESULTS OF OPERATIONS
________________________________________________________________________________

     The following focuses on the consolidated financial condition of FC Banc Corp. at September 30, 1997, compared to December 31, 1996, and the results of operations for the three- and nine-month periods ended September 30, 1997, compared to the same periods in 1996. The purpose of this discussion is to provide a better understanding of the consolidated financial statements and
footnotes included in the Form 10-QSB.   The Registrant is not aware of any
market or institutional trend, events or uncertainties that will have or are reasonably likely to have a material effect on liquidity, capital resources or operations except as discussed herein. Other than as discussed herein, the Registrant is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.

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

     Cash, amounts due from banks and federal funds sold totaled $5,975,000 at September 30, 1997. Investments and mortgage-backed securities available-for-sale were $27,450,000 at September 30, 1997. These amounts increased by $580,000 from June 30, 1997 and decreased by $3,826,000 from December 31, 1996. These assets, as well as anticipated deposit balance fluctuations, scheduled loan payments and maturing investment securities, provide the Company with an adequate source of funds for expected future demand for loans and for fluctuations in deposit volume. They also provide management with the flexibility to change the composition of interest earning assets as market conditions change in the future. The Company's liquidity ratio was 48% at September 30, 1997, which exceeded the regulatory requirements and management's internal guideline of 20.00%.

     Liability liquidity relates to the Company's ability to retain existing deposits, obtain new deposits and borrow in the marketplace. Total deposits increased $484,000 from June 30, 1997 and decreased $6,311,000 from December 31, 1996. These decreases are attributable to the loss of $2 million public fund deposits, normal seasonal fluctuations, and management's decision not to aggressively price deposits. The Company has experienced some deposit disintermediation during 1997 which management attributes primarily to customer awareness of rate differentiation. Management does not anticipate any significant amount disintermediation through the end of 1997. Management expects total deposits to remain steady or experience some additional growth during the remainder of 1997 as deposit products are repriced.

     Access to advances from the Federal Reserve Bank (FRB) in the form of Federal Funds Purchased and Securities Sold Under Agreement to Repurchase (Repo Agreements) are supplemental sources of cash to meet liquidity needs.

Capital Resources

     Shareholders' equity totaled $11,237,000 at September 30, 1997, compared to $10,956,000 at June 30, 1997 and $10,667,000 at December 31, 1996,
respectively. This increase was primarily due to quarterly earnings of $185,000, $214,000 and $235,000 in the first three quarters of 1997 being off-set by treasury stock purchases of $169,000 and net unrealized holding
gains on securities available-for-sale of $105,000.   As of September 30,
1997, the ratio of shareholders' equity to assets was 14.80% compared to 13.10% at December 31, 1996.


Regulatory Capital Requirements

The Company complies with the capital requirements established by the Federal Reserve System, which are summarized as follows:

                                               Capital Position
                     Regulatory                       as of
                      Minimum       September 30, 1997    December 31, 1996
       ______________________________________________________________________

       Tier I             4.00%             26.63%              22.61%
       risk-based
       capital......

       Total Risk-        8.00%             27.90%              23.88%
       Based capital

       Tier I             3.00% - 5.00%     14.81%              13.04%
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

Changes in Financial Condition

     General. The Corporation's consolidated total assets were $75.93 million at September 30, 1997, reflecting an increase of $149,000, or 0.20%, from the $75.78 million at June 30, 1997, and a decrease of $5.52 million or 6.77%, from the $81.45 million at December 31, 1996. This decline was primarily attributed to a decrease of $6.31 million in deposits coupled with decreased loan demand, primarily real estate loans, and maturing investment securities.

     Cash and Cash Equivalents, Investment Securities, and Mortgage-Backed Securities. Cash and cash equivalents, investment securities, and mortgage-backed securities decreased $3.83 million between December 31, 1996 and September 30, 1997. The decline was primarily attributable to $4.87 million in net principal reductions and maturing investment securities, the proceeds of which were utilized to satisfy depositor withdrawal requests. Dollars invested in overnight funds increased from $1.1 million at December 31, 1996 to $2.2 million at September 30, 1997.

     Loans Receivable. Total loans outstanding at September 30, 1997, equaled $39.31 million, compared to $39.96 million and $41.04 million at June 30, 1997 and December 31, 1996, respectively. The increase of $2.99 million in commercial loans since December 31, 1996 has been partially offset by decreases in mortgage and consumer based portfolios. However, total loans have decreased in the third quarter of 1997 by $650 thousand after a second quarter increase of $245 thousand. The results of managements initiation of an enhanced officer call program, the addition of two lending specialists and several new products are beginning to be reflected in the financial statements of the company.

     Deposits. Total deposits increased by $484 thousand, or 0.76%, during the quarter ended September 30,1997, for a total decrease of $6.31 million since December 31, 1996. Total demand and savings deposits remained relatively constant during the third quarter. Demand deposits increased by $65 thousand and savings deposits declined by $351 thousand which together accounts for approximately 59.10% of the total deposit decline during the three months ended September 30, 1997.

     The overall decline in deposits for the nine-month period ended September 30, 1997 was $6.31 million or 9.01% of which $6.42 million was attributed to demand and savings accounts.

     Liabilities other than deposits and federal funds purchased decreased by $616,000 during the third quarter of 1997 after an increase of $881,000 during the second quarter of 1997. The fluctuations noted in the other liability account are attributed primarily to the accrual for various operating expenses such as interest on deposits and federal funds purchased, federal income taxes, personnel expense, and so forth.


                           Results of Operations

     General. The Corporation recorded a consolidated net income of $235,000 for the third quarter of 1997, compared to $238,000 for the same quarter in 1996. Significant fluctuations were noted in noninterest income, an $18,000 increase before gains and losses on loans and real estate owned sold. Also, noninterest expense decreased by $39,000 in the third quarter of 1997 compared to the same quarter in 1996. Year-to-date net income for the nine months ended September 30,1997 as compared to September 30, 1996 was up by 36.93%, or $171,000.

Three months ended, September 30, 1997 vs Three months ended, September 30,
1996

     Net Interest Income. The Corporation's net interest income for the three months ended September 30, 1997, remained constant at $860,000, compared to
the same period in 1996.   The net interest margin, which consists of net
interest income as a percentage of average interest-earning assets increased from 3.46% for the three months ended September 30, 1996, to 4.84% for the same period in 1997, primarily as a result of the decline in volume of interest-bearing liabilities coupled with minor fluctuations in the yields, or interest cost, of each category of interest-bearing liabilities. During the same period, net interest spread, which reflects average yield on interest-earning assets less costs of interest-bearing liabilities, increased to 4.01%. Average loans outstanding continued to show an increase over 1996 which contributed approximately $155,000 to the net interest income while the changes in average yield on loans outstanding increased the net interest income by approximately $64,000.

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

     The Company did not add to the allowance for loan losses during the quarter ended September 30, 1997, due to the results of management's quarterly evaluation of the loan portfolio. The Company also recognized $268,000 in losses on loans while recovering $61,000 on loans previously charged against the allowance for loan losses.

     Noninterest Income and Expense. Noninterest income was $126,000 for the three months ended September 30, 1997, compared to $156,000, for the same period in 1996. This decrease was primarily the result of the $25,000 loss recognized on the sale of other real estate in 1997 and the $24,000 gain on the sale of loans in 1996. Service charges on deposit accounts increased by $25,000 in 1997 compared to 1996. Noninterest expense declined $39,000 for the three months ended September 30, 1997, compared to the same period in 1996. Total personnel costs for the current period decreased $66,000. The larger personnel costs in 1996 were directly related to staffing changes and the retirement of long-term employees.

Nine months ended, September 30, 1997 vs Nine months ended, September 30, 1996

     Net Interest Income. The Corporation's net interest income for the nine months ended September 30, 1997, increased 2.28%, or $56,000 over the same period in 1996. This increase was primarily attributable to the overall reduction in interest paid on deposits. The net interest margin, which consists of net interest income as a percentage of average interest-earning assets, increased from 3.99% to 4.74% for the nine months ended September 30, 1997, as compared to the same period in 1996. This is representative of the increase in the ratio of average total loans to average total deposits, from approximately 53% for the nine months ended September 30, 1996 to approximately 61% for the nine months ended September 30, 1997.

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

     The Corporation added $27,000 to the allowance for loan losses during the nine months ended September 30, 1997, due to the results of management's quarterly evaluation of the loan portfolio. The Corporation also recognized $331,000 in losses on loans while recovering $117,000 on loans previously charged against the allowance for loan losses.

     Noninterest Income and Expense. Noninterest income was $377,000 for the nine months ended September 30, 1997, compared to $409,000, for the same period in 1996. This decrease was primarily the result of the $25,000 loss recognized on the sale of real estate owned in 1997 coupled with the $24,000 gain recognized on the sale of loans in 1996. The Corporation recorded a $2,000 gain on the sale of investment securities in 1997 when it recorded a loss of $14,000 during the same nine month period in 1996. Service charges on deposit accounts increased by $8,000 for the nine months ended September 30, 1997, compared to the same period in 1996. Noninterest expense also decreased by $305,000 for the nine months ended September 30, 1997, compared to the same period in 1996. The decrease was attributed to the decreased costs of employee salaries and benefit plans of $335,000, which was due to the changes in staffing and a reduction in the total number of employees.

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

              Not Applicable


     ITEM 5 - OTHER INFORMATION

              Not Applicable


     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

              a.  Exhibit 27: Financial Data Schedule

              b. Exhibit 99: Amended and Restated Articles of Incorporation of FC Banc Corp.

              c. No report on Form 8-K was filed during the quarter ended September 30, 1997.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                          FC BANC CORP.


Date /s/ November 13, 1997                /s/ G.W. Holden
    _______________________________       ________________________________
                                          G. W. Holden
                                          President and Chief Executive Officer





Date /s/ November 13, 1997                /s/ Terry L. Gernert
    ______________________________        ________________________________
                                          Terry L. Gernert
                                          Secretary/Treasurer