Form 10KSB
period 1997-12-31
FC BANC CORP
filed 1998-03-04
CIK 893539

U. S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 or 15(d) of
                    THE SECURITIES EXCHANGE ACT of 1934

                 For the fiscal year ended December 31, 1997
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
                            _____________________

                               not applicable
         Securities registered under Section 12(g) of the Exchange Act:
                       Common Shares (No Par Value)
                     Preferred Shares ($25.00 Par Value)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               YES _X_     NO ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]
Securities registered under Section 12(b) of the Exchange Act:

     State issuer's revenues for the most recent fiscal year.  $6,056,000.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of February 26, 1998, 332,816 shares of Common Stock of the Registrant were outstanding. The aggregate market value of the voting stock held by non-affiliates was $12,697,652 based upon the trading price of $44.00 per share.

          Documents Incorporated by References

     Part III: Annual Report to Shareholders of Registrant
          Proxy Statement, dated February 23, 1998, of Registrant

     Transitional Small Business Disclosure Format     YES ___  NO _X_

                                 FC BANC CORP.
                             Cross Reference Sheet
                       Pursuant to Regulation ss 240.12b-23
______________________________________________________________________________
                                                FORM 10-KSB            EXHIBIT
       PART  I
                                                  Page No.              Page No.
ITEM  1.  Description of Business                    2

ITEM  2.  Description of Property                    3

ITEM  3.  Legal Proceedings                          3

ITEM  4.  Submission  of Matters to a Vote
             of Security Holders                  Not  Applicable

       PART  II

ITEM  5.  Market for the Registrant's
             Common Stock and Related
             Stockholder Matters                     3

ITEM  6.  Management Discussion
             and Analysis of Financial Condition
             and Results of Operations               4                  A-29

ITEM  7.  Financial Statements                       5                  A-5

ITEM  8.  Changes In and Disagreements
             With Accountants on Accounting       Not  Applicable
             and Financial Disclosures

       PART  III

ITEM  9.  Directors, Executive Officers,
             Promoters and Control Persons:
             Compliance With Section 16(a)                              B-2
             of the Exchange Act                                        B-10

ITEM  10. Executive Compensation                                        B-6

ITEM  11. Security Ownership of Certain
             Beneficial Owners and Management                           B-2

ITEM  12. Certain Relationships and                                     A-10
             Related Party Transactions                                 B-9

ITEM  13. Exhibits and Reports on                Exhibit A - 1997 Annual Report to Shareholders
             Form 8-K                            as filed on February 23, 1998
                                                 Exhibit B - Proxy Statement as filed
                                                 on February 23, 1998
                                                 No reports under Form 8-K filed in last quarter of 1997
                                                 Exhibit C - Article 9 FDS (Exhibit 27)

                                     PART I

ITEM 1.  Description of Business

Business

     FC Banc Corp. (the "Holding Company") was organized as an Ohio corporation and incorporated by directors of The Farmers Citizens Bank (the "Bank") under Ohio law on August 20, 1992, at the direction of the Board of Directors of the Bank for purpose of becoming a bank holding company by acquiring all of the outstanding shares of Bank Common Stock. The Holding Company acquired the Bank effective January 31, 1994. The Holding Company has authorized 1,000,000 common shares, no par value per share, of which 332,816 shares are currently issued and 321,188 are outstanding.

     The Holding Company also has authorized 750 preferred shares, par value $25.00 per share without designating the terms of the preferred shares. No preferred shares are currently outstanding or presently intended to be issued.

     FC Banc Corp. is a bank holding company engaged in the business of commercial and retail banking through its subsidiary The Farmers Citizens Bank, which accounts for substantially all of the revenues, operating income, and assets. The Holding Company may in the future acquire or form additional subsidiaries, including other banks, to the extent permitted by law.

     The Bank conducts a general banking business embracing the usual functions of a commercial, retail and savings bank, including: time, savings, money market and demand deposit accounts; commercial, industrial, agricultural, real estate, consumer installment and credit card lending; safe deposit box rental, automated teller machines, and other services tailored to individual customers. The Bank makes and services secured and unsecured loans to individuals, firms and corporations. The Bank continuously searches for new products and services which are made available to their customers in order that they may remain competitive in the market place.

     The Holding Company is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") which limits the activities in which the Holding Company and the Bank may engage. The Bank is supervised by the State of Ohio, Division of Financial Institutions (the "Division of Financial Institutions"). The Bank is a member of the Federal Reserve System and is subject to its supervision. The Bank is also a member of the Federal Deposit Insurance Corporation (the "FDIC"). As such, the Bank is subject to periodic examination by the Division of Financial Institutions and the Federal Reserve Board. The Holding Company and the Bank must file with the
U. S. Securities and Exchange Commission, the Federal Reserve Board and Division of Financial Institutions the prescribed periodic reports containing full and accurate statements of its affairs.

Effect of Government Monetary Policies

     The earnings of the Bank are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.

     The Federal Reserve Board, through its monetary policies, regulates the money supply, credit conditions and interest rates in order to influence the general economic conditions. This is accomplished primarily by their open market operations through the acquisition and disposition of United States Government securities, varying the discount rate (rate charged on member bank borrowings), targeting Federal Funds rates, and adjusting the reserve requirements of member and nonmember bank deposits. As a result the Federal Reserve Board's monetary policies have had a significant effect on the interest income and interest expense of commercial banks and are expected to continue to do so in the future.

Employees

     As of December 31, 1997, the Bank had 35 full-time and five part-time employees. Currently the Holding Company has no paid employees.

Competition

     The Bank competes with two area banks and two savings and loan associations, various finance companies, credit corporations, and both local and Federal governments for sources and uses of funds. The Bank is the fourth largest financial institution located in Crawford County, Ohio.

     Competitive factors among financial institutions can be classified into two categories, competitive rates and competitive services. With the advent of deregulation, rates have become more competitive, especially in the area of time deposits. From a service standpoint, financial institutions compete against each other in types of service such as costs, banking hours and similar features. The Bank is generally competitive with competing financial institutions in its primary service area with respect to interest rates paid on time and savings deposits, charges on deposit accounts and interest rates charged on loans. With respect to services, the Bank offers extended banking hours and operates two ATM's.

     Pursuant to state regulations, the Bank is limited to the amount that it may lend to a single borrower. As of December 31, 1997 and 1996, the legal lending limits were approximately $1,889,000 and $1,781,000, respectively.
As of December 31, 1997 and 1996, no loans were over the legal lending limit.

ITEM 2.  Properties

     The Bank's principal office is located at 105 Washington Square, Bucyrus, Ohio 44820. The Bank's three branches are located at 233 North Sandusky Avenue, Bucyrus, Ohio, 1605 Marion Road, Bucyrus, Ohio, and 103 East Main Street, Cardington, Ohio. All properties are owned by the Bank with the exception of the Cardington property which is a leased facility. The Bank currently supplies the Holding Company a minimal office space at no cost.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable.


                                     Part II

ITEM 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters

Market Prices and Dividends

     At December 31, 1997, the Holding Company had approximately 507 shareholders of record. There is no established public trading market for the outstanding shares of Holding Company Common Stock, although there have been a limited number of private transactions known to the management of the Holding Company. Based solely on information made available to the Holding Company from a limited number of buyers and sellers, shares of the Holding Company Common Stock that have actually been traded in private transactions since December 31, 1994 were all traded between $40.00 and $44.00. There may, however, have been other transactions at other prices not known to management of the Holding Company.

     Payment of dividends by the Bank is subject to regulatory limitations and Ohio banking law. Because cash available for dividend distribution to shareholders of the Holding Company will initially only come from dividends paid by the Bank to the Holding Company, these regulatory limitations on dividends by the Bank will affect the amount of funds available for dividends by the Holding Company.

     Dividends by the Bank may be declared by the Bank by its Board of Directors out of surplus. An Ohio bank must generally maintain surplus in an amount which is at least equal to the amount of its capital. In addition to other limitations under Ohio law with respect to the payment of dividends, the approval of the Division of Finas reflected on its books and records; and (ii) unrealized appreciation assets of the Holding Company.

     In 1997 the Holding Company declared cash dividends of $1.20 per share payable on December 15, 1997 to shareholders of record on December 9, 1997.
In 1996 the Holding Company declared cash dividends of $1.20 per share payable on December 13, 1996 to shareholders of record on December 6, 1996. In 1995 the Holding Company declared cash dividends of $1.17 per share payable on December 15, 1995 to shareholders of record on December 8, 1995. In 1994 the Holding Company declared cash dividends of $1.15 per share payable on December 15, 1994 to shareholders of record December 7, 1994.

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

      In 1993 the Bank had declared equivalent cash dividends of $1.15 per share payable on December 6, 1993 to shareholders of record on November 30, 1993. The Bank has declared regular cash dividends on the Bank Common Stock in each of the preceding five years.

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

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information set forth under the captions "Financial Review:
Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Selected Financial Data" of the 1997 Annual Report to the Shareholders of the Holding Company filed February 23, 1998, with the United States Securities and Exchange Commission is incorporated by reference herein.

ITEM 7. Financial Statements and Supplementary Data

      The information set forth under the captions "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" of the 1997 Annual Report to Shareholders of the Holding Company filed February 23, 1998, with the United States Securities and Exchange Commission is incorporated by reference herein.


ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.




                                   PART  III

ITEM 9. Directors and Executive Officers of the Registrant

     The information set forth under the caption "INFORMATION REGARDING NOMINEES AND CONTINUING DIRECTORS" of the Proxy Statement of the Holding Company filed February 23, 1998, with the United States Securities and Exchange Commission is incorporated by reference herein.

     The information set forth in the Proxy Statement under the caption "Management Changes in 1996" is incorporated by reference herein.


ITEM 10.  Executive Compensation

     The information set forth under the caption "EXECUTIVE COMPENSATION" of the Proxy Statement of the Holding Company filed February 23, 1998, with the United States Securities and Exchange Commission is incorporated by reference herein.


ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

     The information set forth under the caption "INFORMATION REGARDING NOMINEES AND CONTINUING DIRECTORS" of the Proxy Statement of the Holding Company filed February 23, 1998, with the United States Securities and Exchange Commission is incorporated by reference herein.

     The information set forth in the Proxy Statement under the caption "Management Changes in 1996" is incorporated by reference herein.


ITEM 12.  Certain Relationships and Related Transactions

     The information set forth under the caption "CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS" of the Proxy Statement of the Holding Company filed February 23, 1998, with the United States Securities and Exchange Commission is incorporated by reference herein.

ITEM 13.  Exhibits, Financial Statements, and Reports on Form 8-K

     (a)  The following documents are filed as a part of this Report:

          1. Exhibit A - 1997 Annual Report to Shareholders of the Registrant filed February 23, 1998, with the United States Securities and Exchange Commission:

                   Financial Statements:
                        Independent Auditors' Report
                        Consolidated Balance Sheets - As of December 31, 1997
                           and 1996
                        Consolidated Statements of Income - Years Ended December
                           31, 1997, 1996 and 1995
                        Consolidated Statement of Changes in Shareholders'
                           Equity - Years Ended December 31, 1997, 1996 and 1995
                        Consolidated Statements of Cash Flows - For the Years
                           Ended December 31, 1997, 1996 and 1995
                        Notes to Consolidated Financial Statements

                   Financial Review: Management Discussion and Analysis of Financial Condition and Results of Operations

                   Statistical Tables:
                        Selected Financial Data - Five Year Comparative
                           Financial Information as of December 31, 1997, 1996, 1995, 1994 and 1994
                        Selected Financial Data - Quarterly Earnings Summary as
                           of March 31, June 30, September 30, and December 31 for the years 1997 and 1996

                   All schedules, except those included in Items 6 and 7, are omitted because they are inapplicable, not required, or the information is included in the financial statements or the notes thereto, or the proxy statement.

          2. Exhibit B -Proxy Statement of the Registrant filed February 23, 1998, with the United States Securities and Exchange Commission.

          3.   Reports on Form 8-K

               The Holding Company did not file any reports on Form 8-K during the last quarter of 1997.

          4.   Exhibit C - Article 9 FDS (Exhibit 27)

SIGNATURES

     Pursuant to the requirements of Section 13 OR 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Bucyrus, State of Ohio on the 3rd day of March, 1998.

            FC BANC CORP.

            /s/ G. W. Holden
            _____________________________
            G. W. Holden
            President and Chief Executive Officer

            /s/ Jeffrey Wise
            _____________________________
            Jeffrey  Wise
            Principal Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following Directors in the capacities indicated on March 3, 1998.



/s/ Robert D. Hord                      /s/ David G. Dostal
____________________________            _____________________________
Robert D. Hord, Chairman                David G. Dostal, Director


/s/ G. W. Holden                        /s/ Charles W. Kimerline
____________________________            _____________________________
G. W. Holden, Director                  Charles W. Kimerline, Director


/s/ Terry L. Genert                     /s/ John O. Spreng, Jr.
____________________________            _____________________________
Terry L. Gernert, Director              John O. Spreng, Jr., Director


                                        /s/ Joan C. Stemen
____________________________            _____________________________
Jerry Harrer, Director                  Joan C. Stemen, Director


/s/ James B. Pigman
____________________________
James B. Pigman, Director