Form 10QSB
period 1998-03-31
FC BANC CORP
filed 1998-05-15
CIK 893539

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED MARCH 31, 1998
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     __________ TO __________

                      Commission file number  - 33-53596
                                 FC BANC CORP.
        ---------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          OHIO                                           34-1718070
 -----------------------------              ----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

 Farmers Citizens Bank Building,
 105 Washington Square
 Box 567, Bucyrus, Ohio                                  44820-0567
---------------------------------------                  ----------
(Address of principal executive offices)                 (Zip Code)

                                (419) 562-7040
                          -------------------------
                         (Issuer's telephone number)

                                      N/A
                                    -------
           (Former name, former address and former fiscal year, if
                          changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                    ---    ---

As of April 30, 1998, 321,163 shares of Common Stock of the Registrant were outstanding. There were no preferred shares outstanding.

                                 FC BANC CORP.
                                 BUCYRUS, OHIO

                                  FORM 10-QSB

                                     INDEX
================================================================================
                                                                 Page Number

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Condensed consolidated balance sheets --                      3
           March 31, 1998 and December 31, 1997

           Condensed consolidated statements of income and               4
           comprehensive income -- Three months ended
           March 31, 1998 and 1997

           Condensed consolidated statement of cash flows --             5
           Three months ended March 31, 1998 and 1997

           Notes to condensed consolidated financial                     6
           statements -- March 31, 1998, 1997 and December 31, 1997

Item 2.    Management's Discussion and Analysis of Financial            10
           Condition and Results of Operations

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                            14

Item 2.    Changes in Securities                                        14

Item 3.    Defaults upon Senior Securities                              14

Item 4.    Submission of Matters to a Vote of Security Holders          14

Item 5.    Other Information                                            14

Item 6.    Exhibits and Reports on Form 8-K                             15

Signatures                                                              16

                                         FC BANC CORP.
                                         Bucyrus, Ohio
                                 CONSOLIDATED BALANCE SHEETS
===============================================================================================

                                                                 (Dollars in thousands)
                                                              (Unaudited)     (Unaudited)
                                                                March 31,     December 31,
                                                                  1998            1997
                                                                  ----            ----
ASSETS
Cash and cash equivalents
     Cash and due from banks                                    $ 3,995         $ 3,566
     Interest-bearing demand deposits                                 0               1
     Federal funds sold                                           1,400               0
                                                                -------         -------
          Total cash and cash equivalents                         5,395           3,567

Investment securities, available-for-sale                        37,053          32,460

Loans (net of unearned interest)                                 41,855          40,029
Less: allowance for loan losses                                  (1,582)         (1,480)
                                                                -------         -------
          Net loans                                              40,273          38,549

Premises and equipment                                            1,387           1,416
Accrued income receivable                                           727             733
Cash surrender value of life insurance                            1,487           1,470
Deferred income taxes                                               430             285
Other assets                                                        307             148
                                                                -------         -------
          TOTAL ASSETS                                          $87,059         $78,628
                                                                =======         =======

LIABILITIES
Deposits
     Demand deposits                                            $ 9,807         $ 9,708
     Now accounts                                                12,377           9,509
     Savings accounts                                            21,595          19,583
     Time deposits of $100,000 or more                            1,147           1,135
     Other time deposits                                         29,687          26,157
                                                                -------         -------
          Total deposits                                         74,613          66,092

Federal funds purchased and securities sold
     under agreement to repurchase                                    0             600
Other borrowed funds                                                 41              41
Accrued interest payable                                            172             181
Accrued federal income taxes                                        318              59
Other liabilities                                                   500             460
                                                                -------         -------
          TOTAL LIABILITIES                                      75,644          67,433
                                                                -------         -------
SHAREHOLDERS' EQUITY
Preferred stock ( $25.00 par value) 750 shares authorized,
     no shares issued                                                 0               0
Common stock (no par value) 1,000,000 shares authorized;
     332,816 shares issued                                          832             832
Additional paid-in capital                                        1,370           1,377
Retained earnings                                                 9,680           9,461
Treasury stock, at cost: 11,653 and 11,628 shares                  (485)           (491)
Accumulated other comprehensive income                               18              16
                                                                -------         -------

          TOTAL SHAREHOLDERS' EQUITY                             11,415          11,195
                                                                -------         -------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $87,059         $78,628
                                                                =======         =======
-----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                           FC BANC CORP.
                                           Bucyrus, Ohio
                    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
===============================================================================================

                                                 (Dollars in thousands, except per share)
                                                               (Unaudited)
                                                              3 Months Ended
                                                                 March 31,
                                                              1998       1997
                                                              ----       ----
INTEREST INCOME
Interest and fees on loans                                   $  982     $  916
Interest on investment securities:
     Taxable                                                    404        370
     Exempt from federal income tax                              79         75
Interest on federal funds sold                                   29         10
                                                             ------     ------
     TOTAL INTEREST INCOME                                    1,494      1,371
                                                             ------     ------
INTEREST EXPENSE
Interest on interest-bearing demand accounts                     66         61
Interest on savings accounts                                    155        145
Interest on certificates of deposit                             383        314
Interest on federal funds purchased and securities sold
     under agreement to repurchase                                0          2
                                                             ------     ------
     TOTAL INTEREST EXPENSE                                     604        522
                                                             ------     ------
     NET INTEREST INCOME                                        890        849

Provision for loan losses                                         0         20
                                                             ------     ------
     NET INTEREST INCOME AFTER
          PROVISION FOR LOAN LOSS                               890        829

NON-INTEREST INCOME
Service charges on deposit accounts                              93         80
Other service charges                                             8          2
Safe/night deposit                                                6          7
Investment security gains                                         4          0
Other income                                                     20         14
                                                             ------     ------
     TOTAL NON-INTEREST INCOME                                  131        103
                                                             ------     ------
NON-INTEREST EXPENSE
Salaries and  benefits                                          331        278
Net occupancy and equipment expense                             138        146
FDIC deposit insurance expense                                    2          7
State and other taxes                                            40         41
Other expense                                                   223        223
                                                             ------     ------
     TOTAL NON-INTEREST EXPENSE                                 734        695
                                                             ------     ------
     NET INCOME BEFORE FEDERAL INCOME
          TAX EXPENSE                                           287        237
Federal income tax expense                                       68         52
                                                             ------     ------
     NET INCOME                                                 219        185
Other comprehensive income                                        2        (80)
                                                             ------     ------
     TOTAL COMPREHENSIVE NCOME                               $  221     $  105
                                                             ======     ======
PER SHARE DATA:
Basic net income                                             $ 0.68     $ 0.57
Diluted net income                                             0.66       0.57
-----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                         FC BANC CORP.
                                         Bucyrus, Ohio
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
===============================================================================================

                                                              (Dollars in thousands)
                                                            (Unaudited)    (Unaudited)
                                                          3 Months Ended 3 Months Ended
                                                              March 31,      March 31,
                                                                1998           1997
                                                                ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $   219        $   185
Adjustments to reconcile net income to net cash
    provided by operating activities:
          Depreciation                                              69             67
          Provision for loan losses                                  0             20
          Provision for deferred taxes                             (20)             0
          Gain (loss) on sale of investments                        (4)             0
          Income accrued on life insurance contracts               (17)            17
          Amortization/Accretion - net                               3             16
          Changes in operating assets and liabilities:
               Increase in other assets                           (178)           (75)
               Increase(decrease) in taxes payable                 279            (10)
               Decrease in accrued income receivable                 6             91
               Decrease in accrued interest payable                (10)           (31)
               Increase in other liabilities                        38              1
                                                               -------        -------
                 Total adjustments                                 166             96
                                                               -------        -------
     Net cash provided by operating activities                     385            281

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale securities          496          1,805
Purchase of available-for-sale securities                       (8,602)             0
Net change in loans                                             (1,845)         1,299
Proceeds from sale of available-for-sale securities              3,514              0
Purchase of premises and equipment                                 (40)           (29)
                                                               -------        -------
     Net cash used in investing activities                      (6,477)         3,075
                                                               -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand and savings deposits           4,979         (3,275)
Net increase in certificates of deposit                          3,542            241
Net decrease in short-term borrowings                             (600)             0
Purchase of treasury stock                                          (1)             0
                                                               -------        -------
     Net cash provided by financing activities                   7,920         (3,034)
                                                               -------        -------

Net increase in cash and cash equivalents                        1,828            322

Cash and cash equivalents at beginning of period                 3,567          5,057
                                                               -------        -------
Cash and cash equivalents at end of period                     $ 5,395        $ 5,379
                                                               =======        =======


SUPPLEMENTAL INFORMATION:
     Cash paid for:
          Interest                                             $   614        $   553
          Net income taxes                                        (190)            62
-----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                 FC BANC CORP.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      March 31, 1998 and December 31,1997
                                   (Unaudited)
================================================================================

NOTE 1.   BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of FC Banc Corp.'s ("Company" or "Bancorp") financial condition as of March 31, 1998, and December 31, 1997, and the results of operations for the three months ended March 31, 1998 and 1997, and the cash flows for the three months ended March 31, 1998 and 1997. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results which may be expected for the entire fiscal year.



NOTE 2.   ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

                                      (Dollars in thousands)

                               Three months ended        Year ended
                                   March 31,             December 31,
                                     1998                   1997
                                     ----                   ----
Balance, beginning of period        $1,480                 $1,263
Provision for loan losses                0                     27
Charge-offs                            (18)                  (418)
Recoveries                             120                    608
                                    ------                 ------
Balance, end of period              $1,582                 $1,480
                                    ======                 ======

NOTE 3.   REGULATORY CAPITAL

The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at March 31, 1998.

                                                        (Dollars in thousands)

                                                                                   Categorized as "Well
                                                                                   Capitalized" Under
                                                           For Capital             Prompt Corrective
                                        Actual             Adequacy Purposes       Action Provisions
                                  -----------------        -----------------       -----------------
                                  Amount      Ratio        Amount      Ratio       Amount      Ratio
                                  ------      -----        ------      -----       ------      -----
Total Risk-Based Capital          $11,931     24.17%       $ 3,948      8.0%       $ 4,936     10.0%
     (To Risk-Weighted Assets)

Tier I Capital                     11,302     22.90%         1,974      4.0%         2,961      6.0%
     (To Risk-Weighted Assets)

Tier I Capital                     11,302     13.80%         3,275      4.0%         4,094      5.0%
     (To Total Assets)

Tangible Capital                   11,302     13.80%         3,275      4.0%         N/A        N/A
     (To Total Assets)


NOTE 4.   EARNINGS PER SHARE

Earnings per share ("EPS") is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which was adopted by the Company as of December 31, 1997. Common stock equivalents include shares granted under the Stock Option Plan ("SOP"). Following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations.

                                    For the Quarter Ended March 31, 1998
                                   ----------------------------------------
                                   Income          Shares         Per Share
                                   (Numerator)     (Denominator)  Amount
                                   -----------     -------------  ------
Basic EPS
Income available to
     common shareholders           $219,365        321,181        $0.68
                                                                  =====
Effect of dilutive securities:
None                                      0         11,205
                                   --------        -------
Diluted EPS
Income available to
     common shareholders +
     assumed conversions           $219,365        332,386        $0.66
                                   ========        =======        =====

                                     For the Quarter Ended March 31, 1997
                                   ---------------------------------------
                                   Income         Shares         Per Share
                                   (Numerator)    (Denominator)  Amount
                                   -----------    -------------  ------
Basic EPS
Income available to
     common shareholders           $184,524        321,188       $0.57
                                                                 =====
Effect of dilutive securities:
None                                      0              0
                                   --------        -------
Diluted EPS
Income available to
     common shareholders +
     assumed conversions           $184,524        321,181       $0.57
                                   ========        =======       =====


NOTE 5.   COMPREHENSIVE INCOME

The Company adopted SFAS No. 130, "Reporting Comprehensive Income", effective January 1, 1998, which establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses). Components of comprehensive income are net income and all other non-owner changes in equity. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

The Company has chosen to disclose comprehensive income. Components of comprehensive income are displayed net of income taxes. The following table sets forth the related tax effects allocated to each element of comprehensive income for the three months ended March 31, 1998 and 1997:

                                                       (Dollars in thousands)

                                                 Three months ended March 31, 1998
                                                -------------------------------------
                                                             Tax
                                                Before-Tax   (Expense)     Net-of-Tax
                                                Amount       or Benefit    Amount
                                                ------       ----------    ------
Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
          arising during period                 $    7       $   (2)       $    5
     Less: reclassification adjustment
          for (gains) losses realized in
          net income                                (4)           1            (3)
                                                ------       ------        ------
     Net unrealized gains (losses)                   3           (1)            2
                                                ------       ------        ------
Other comprehensive income                      $    3       $   (1)       $    2
                                                ======       ======        ======

                                                         (Dollars in thousands)

                                                 Three months ended March 31, 1997
                                               --------------------------------------
                                                            Tax
                                               Before-Tax   (Expense)      Net-of-Tax
                                               Amount       or Benefit     Amount
                                               ------       ----------     ------
Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
          arising during period                $ (120)      $   40         $  (80)
     Less: reclassification adjustment
          for (gains) losses realized in
          net income                                0            0              0
                                               ------       ------         ------
     Net unrealized gains (losses)               (120)          40            (80)
                                               ------       ------         ------
Other comprehensive income                     $ (120)      $   40         $  (80)
                                               ======       ======         ======

The following table sets forth the components of accumulated other comprehensive income for the three months ended March 31, 1998 and 1997:

                                                (Dollars in thousands)

                                                  Three months ended
                                                       March 31,
                                                       ---------
                                                   1998         1997
                                                   ----         ----
Beginning balance                                 $   16       $ (164)
Unrealized gains (losses) on securities, net           2          (80)
                                                  ------       ------
Ending balance                                    $   18       $ (244)
                                                  ======       ======


NOTE 6.   RECLASSIFICATIONS

Certain amounts in the prior period's financial statements have been reclassified to be consistent with the current period's presentation. The reclassifications have no effect on net income.

                                 FC BANC CORP.

          MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                          AND RESULTS OF OPERATIONS
================================================================================

Safe Harbor Clause

     This report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, loan delinquency rates, and changes in federal and state regulations. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

General

     The Company is a bank holding company whose activities are primarily limited to holding the stock of The Farmers Citizens Bank, Bucyrus, Ohio, ("Bank"). The Bank conducts a general banking business in northwest Ohio which consists of attracting deposits from the ge applying those funds to the origination of loans for residential, consumer and non-residential purposes.
The Bank's profitability is significantly dependent on net interest income which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and interest received or paid on these balances. The level of interest rates paid or received by the Company can be significantly influenced by a number of enviromental factors, such as governmental montary policy, that are outside of management control.

     Earnings per common share were computed by dividing net income by the weighted-average number of shares outstanding for the three-month period ended March 31, 1998.

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

     The Company is subject to regulation by the Board of Governors of the Federal Reserve System which limits the activities in which the Company and the Bank may engage. The Bank is supervised by the State of Ohio, Division of Financial Institutions and its deposits are insured up to applicable limits under the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of the Federal Reserve System and is subject to its supervision. The Company and the Bank must file with the U.S. Securities and Exchange Commission, the Federal Reserve Board and Ohio Division of Financial Institutions the prescribed periodic reports containing full and accurate statements of its affairs.

     The Bank conducts its business through its three offices located in Crawford and Morrow Counties, Ohio. The primary market area of the Bank is Crawford and Morrow and contiguous counties in northwest central Ohio.

Recently Issued Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about the Company's operating segments. This statement supercedes SFAS No. 14, "Financial Reporting for Segments of Business Enterprises." The new standard becomes effective for years beginning after December 15, 1997, and requires that comparative information from earlier periods be restated to conform to the requirements of this standard. The adoption of this statement is not expected to be material to the Company.

Changes in Financial Condition

     At March 31, 1998, the consolidated assets of the Company totaled $87.1 million, an increase of $8.4 million, or 10.72%, from $78.6 million at December 31, 1997. The increase in total assets was primarily the result of an $8.5 million increase in deposits which were utilized to fund a net increase of $4.6 million in investments and $1.7 million in loan growth. The remainder of the funds were invested in federal funds sold and other short-term interest-bearing deposits.

     Net loans receivable increased by $1.7 million, or 4.47%, to $40.3 million at March 31, 1998, compared to $38.5 million at December 31, 1997.
The increase was primarily in the real estate related loan portfolio where the new loan demand continued to exceed loan repayments.

     Investment securities increased $4.6 million, or 14.15%, from $32.5 million at December 31, 1997, to $37.1 million at March 31, 1998. The increase was primarily the result of rapid deposit growth realized from the opening of the Cardington, Ohio branch office which is a part of the Company's strategy to expand their market presence and customer base.

     A portion of the funds received from the deposit increases were temporally invested in federal funds which increased to $1.4 million at March 31, 1998.

     Deposit liabilities increased $8.5 million, or 12.89%, from $66.1 million at December 31, 1997, to $74.6 million at March 31, 1998. Management attributes the majority of the increase to the expansion of the banking operation while maintaining a competitive rate structure in the market area. Interest credited on accounts also contributed to the increase.

     Total shareholders' equity increased $220,000, or 1.97%, from $11.2 million at December 31, 1997, to $11.4 million at March 31, 1998. This increase was primarily the result of $219,000 in earnings for the first quarter and a $2,000 increase in the unrealized gains on securities available-for-sale during the three months ended March 31, 1998.

     The Bank's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. Principal sources of funds are deposits, loan and mortgage-backed security repayments, maturities of securities and other funds provided by operations. The Bank also has the ability to borrow from the Federal Home Bank of Cincinnati ("FHLB") as well as the Federal Reserve Bank of Cleveland ("FRB"or "Fed"). While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and mortgage-backed security prepayments are more influenced by interest rates, general economic conditions and competition. The Bank maintains investments in liquid assets based upon management's assessment of (i) the need for funds, (ii) expected deposit flows,
(iii) the yields available on short-term liquid assets and (iv) the objectives of the asset/liability management program. In the ordinary course of business, part of such liquid investments portfolio is composed of deposits at correspondent banks. Although the amount on deposit at such banks often exceeds the $100,000 limit covered by FDIC insurance, the Bank monitors the capital of such institutions to ensure that such deposits do not expose the Bank to undue risk of loss.

     The Asset/Liability Management Committee of the Bank is responsible for liquidity management. This committee, which is comprised of various managers, has an Asset/Liability Policy that covers all assets and liabilities, as well as off-balance sheet items that are potential sources and uses of liquidity. The Bank's liquidity management objective is to maintain the ability to meet commitments to fund loans and to purchase securities, as well as to repay deposits and other liabilities in accordance with their terms. The Bank's overall approach to liquidity management is to ensure that sources of liquidity are sufficient in amounts and diversity to accommodate changes in loan demand and deposit fluctuations without a material adverse impact on net income. The Committee monitors the Bank's liquidity needs on an ongoing basis. Currently the Bank has several sources available for both short- and long-term liquidity needs. These include, but are not restricted to advances from the FHLB, Federal Funds and borrowings from the Fed and other correspondent banking arrangements.

     The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the FRB. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators that, if undertaken, could have a material affect on the Company and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

     Qualitative measures established by the regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined by the regulations), and Tier I capital to average assets (as defined). Management believes, as of March 31, 1998, that the Bank meets all of the capital adequacy requirements to which it is subject.

     As of December 31, 1997, the most recent notification from the FDIC, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in Note 4 - Regulatory Capital. There are no conditions or events since the most recent notification that management believes have changed the Bank's prompt corrective action category.

     At March 31, 1998, FC Banc Corp. had no material commitments for capital expenditures.


                              Results of Operations

Comparison of Three Months Ended March 31, 1998 and 1997

     General. Net income is continuing to increase at a steady pace during the first three months of 1998, $219,000, as compared to the same three month period ended March 31, 1997, $185,000, an increase of $34,000. This increase was primarily attributed to an increase in net interest income, the absence of a provision for loan losses coupled increases in other non-interest income. A portion of the increase was off-set by an increase in non-interest expense.

     Interest Income. The rapid increase in average earning assets contributed to an increase in interest income of $123,000, or 8.97%, for the three months ended March 31, 1998 compared to 1997. The increase was attributed to the additional loan interest and fee income of $66,000 resulting primarily from an increase in loans receivable and a $38,000 increase in investment income as well as the $19,000 increase in income from federal funds sold. These increases were off-set by the $82,000 increase in interest expense.

     Interest Expense. Interest expense on deposit liabilities increased $82,000 for the three months ended March 31, 1998, as compared to the same period in 1997. Total deposits increased by $8.5 million comparing March 31, 1998 to 1997, the average cost of funds over the past twelve months was 3.58% with a gradual decline being noted during the last three months to 3.53% . The Federal Funds purchased that were outstanding at December were repaid during the quarter.

     Provision for Loan Losses. There were no provisions for loan losses and there were net recoveries of $102,000 during the three months ended March 31, 1998, compared to a provision of $20,000 and net charge-offs of $28,000, during the same period ending March 31, 1997. The absence of a provision was based upon the results of the ongoing loan reviews and composition of the loan portfolio, primarily loans secured by one- to four-family residential properties and other forms of collateral, which are considered to have less risk.

     Non-Interest Income. Non-interest income increased $28,000, or 27.18%, to $131,000 for the three months ended March 31, 1998, from $103,000 for the three months ended March 31, 1997. The increase was primarily attributable to a $13,000 increase in service charges on deposit accounts and $6,000 increase in other service charges. There were $4,000 in gains recognized on the sale of several available-for-sale investment securities during the period ended March 31, 1998.

     Non-Interest Expense. Non-interest expense increased $39,000, or 5.61%, to $734,000 for the three months ended March 31, 1998, from $695,000 in the comparable period in 1997. Of this increase, $53,000 was attributable to an increase in compensation and benefit expense in 1998, reflecting normal salary benefit adjustments. Net occupancy and equipment expense decreased $8,000, or 17.39%, to $138,000 for the first three months ended March 31, 1998 as compared to the same period in 1997. The ratio of non-interest expense to average total assets was 3.59% and 3.56% for the three months ended March 31, 1998 and 1997, respectively.

     Income Taxes. The provision for income taxes increased $16,000 for the three months ended March 31, 1998, compared with the prior year, primarily as a result of higher taxable income for the quarter.

                                 FC BANC CORP.

                         PART II  - OTHER INFORMATION

================================================================================

     ITEM 1 - LEGAL PROCEEDINGS

                Not Applicable


     ITEM 2 - CHANGES IN SECURITIES

                Not Applicable


     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

                Not Applicable


     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                On March 25, 1998, the Company held its Annual Meeting of Shareholders.

                Each of the three directors nominated were elected to terms expiring in 2001 by the following votes:

                Terry L. Gernert       For: 196,829         Withheld:  25,565
                G.W. Holden            For: 219,287         Withheld:   3,107
                John O. Spreng, Jr.    For: 219,143         Withheld:   3,251

                One other matter was submitted to the shareholders, for which the following votes were cast:

                1. Ratification of the selection of Robb, Dixon, Francis, Davis, Oneson & Company as the auditors of the Company for the current fiscal year:

                       For: 213,648      Against:      0      Abstain:  8,746



     ITEM 5 - OTHER INFORMATION

                Not Applicable

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                a.  Exhibit 27: Financial Data Schedule

                b. Report on Form 8-K - press release date March 25, 1998 announcing the share repurchase program.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                          FC BANC CORP.


Date May 15, 1998                         /s/ G. W. Holden
     --------------------------           -----------------------
                                          G. W. Holden
                                          President and Chief Executive Officer




Date May 15, 1998                         /s/ Jeffrey Wise
    --------------------------            -----------------------
                                          Jeffrey Wise
                                          Principal Financial Officer