Form 10QSB
period 1998-06-30
FC BANC CORP
filed 1998-08-14
CIK 893539

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               Form 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED JUNE 30, 1998
[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     __________ TO __________

                       Commission file number  - 33-53596
                                  FC BANC CORP.
          _______________________________________________________________
         (Exact name of small business issuer as specified in its charter)

           OHIO                                  34-1718070
-------------------------------       ----------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)

Farmers Citizens Bank Building,
105 Washington Square
Box 567, Bucyrus, Ohio                           44820-0567
-------------------------------                  ----------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No . . .
                                                                   ---
As of July 30, 1998, 321,038 shares of Common Stock of the Registrant were outstanding. There were no preferred shares outstanding.

                                FC BANC CORP.
                                BUCYRUS, OHIO

                                FORM 10-QSB

                                   INDEX
================================================================================
                                                               Page Number

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Condensed consolidated balance sheets --                    3
           June 30, 1998 and December 31, 1997

           Condensed consolidated statements of income and             4
           comprehensive income -- Three and six months ended
           June 30, 1998 and 1997

           Condensed consolidated statement of cash flows --           5
           Six months ended June 30, 1998 and 1997

           Notes to condensed consolidated financial                   6
           statements -- June 30, 1998, 1997 and December 31, 1997

Item 2.    Management's Discussion and Analysis of Financial          12
           Condition and Results of Operations

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                          17

Item 2.    Changes in Securities                                      17

Item 3.    Defaults upon Senior Securities                            17

Item 4.    Submission of Matters to a Vote of Security Holders        17

Item 5.    Other Information                                          17

Item 6.    Exhibits and Reports on Form 8-K                           17

Signatures                                                            18

                                         FC BANC CORP.
                                         Bucyrus, Ohio
                                CONSOLIDATED BALANCE SHEETS
==========================================================================================

                                                               (Dollars in thousands)
                                                              (Unaudited)  (Unaudited)
                                                                June 30,   December 31,
                                                                  1998          1997
                                                                  ----          ----
ASSETS
Cash and cash equivalents
     Cash and due from banks                                    $ 3,899       $ 3,566
     Interest-bearing demand deposits                                 1             1
     Federal funds sold                                               0             0
                                                                -------       -------
          Total cash and cash equivalents                         3,900         3,567

Investment securities, available-for-sale                        39,285        32,460

Loans (net of unearned interest)                                 44,442        40,029
Less: allowance for loan losses                                  (1,561)       (1,480)
                                                                -------       -------
          Net loans                                              42,881        38,549

Premises and equipment                                            1,416         1,416
Accrued income receivable                                           791           733
Cash surrender value of life insurance                            1,504         1,470
Deferred income taxes                                               464           285
Other assets                                                        403           148
                                                                -------       -------
          TOTAL ASSETS                                          $90,644       $78,628
                                                                =======       =======

LIABILITIES
Deposits
     Demand deposits                                            $11,330       $ 9,708
     Now accounts                                                13,464         9,509
     Savings accounts                                            21,983        19,583
     Time deposits of $100,000 or more                              954         1,135
     Other time deposits                                         29,106        26,157
                                                                -------       -------
          Total deposits                                         76,837        66,092

Federal funds purchased and securities sold
     under agreement to repurchase                                1,200           600
Other borrowed funds                                                  0            41
Accrued interest payable                                            181           181
Accrued federal income taxes                                        406            59
Other liabilities                                                   606           460
                                                                -------       -------
          TOTAL LIABILITIES                                      79,230        67,433
                                                                -------       -------

SHAREHOLDERS' EQUITY
Preferred stock ( $25.00 par value) 750 shares authorized,
     no shares issued                                                 0             0
Common stock (no par value) 1,000,000 shares authorized;
     332,816 shares issued                                          832           832
Additional paid-in capital                                        1,370         1,377
Retained earnings                                                 9,752         9,461
Treasury stock, at cost: 11,778 and 11,628 shares                  (491)         (491)
Accumulated other comprehensive income                              (49)           16
                                                                -------       -------

          TOTAL SHAREHOLDERS' EQUITY                             11,414        11,195
                                                                -------       -------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $90,644       $78,628
                                                                =======       =======

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                           FC BANC CORP.
                                           Bucyrus, Ohio
                  CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
================================================================================================================
                                                                   (Dollars in thousands, except per share)
                                                                    (Unaudited)               (Unaudited)
                                                                   3 Months Ended            6 Months Ended
                                                                      June 30,                  June 30,
                                                                  1998         1997         1998         1997
                                                                  ----         ----         ----         ----
INTEREST INCOME
Interest and fees on loans                                       $1,010       $  910       $1,992       $1,806
Interest on investment securities:
     Taxable                                                        470          369          874          739
     Exempt from federal income tax                                  90           73          169          148
Dividends                                                             4            0            4            0
Interest on federal funds sold                                        9            6           38           16
                                                                 ------       ------       ------       ------
     TOTAL INTEREST INCOME                                        1,583        1,358        3,077        2,709
                                                                 ------       ------       ------       ------
INTEREST EXPENSE
Interest on interest-bearing demand accounts                         75           68          141          142
Interest on savings accounts                                        155          137          310          269
Interest on certificates of deposit                                 416          322          799          636
Interest on federal funds purchased and securities sold
     under agreement to repurchase                                    5            4            5            6
                                                                 ------       ------       ------       ------
     TOTAL INTEREST EXPENSE                                         651          531        1,255        1,053
                                                                 ------       ------       ------       ------
     NET INTEREST INCOME                                            932          827        1,822        1,656

Provision for loan losses                                           (25)           7          (25)          27
                                                                 ------       ------       ------       ------
     NET INTEREST INCOME AFTER
          PROVISION FOR LOAN LOSS                                   957          820        1,847        1,629

NON-INTEREST INCOME
Service charges on deposit accounts                                 106           83          199          164
Other service charges                                                 7            0           15            0
Life insurance                                                       17           17           34           34
Safe/night deposit                                                    3            0            9            0
Investment security gains                                             3            0            8            0
Other income                                                         31           31           33           53
                                                                 ------       ------       ------       ------
     TOTAL NON-INTEREST INCOME                                      167          131          298          251
                                                                 ------       ------       ------       ------

NON-INTEREST EXPENSE
Salaries and benefits                                               353          303          683          597
Net occupancy and equipment expense                                 165          122          303          253
FDIC deposit insurance expense                                        2            7            4           14
State and other taxes                                                40           40           79           82
Other expense                                                       212          195          435          414
                                                                 ------       ------       ------       ------
     TOTAL NON-INTEREST EXPENSE                                     772          667        1,504        1,360
                                                                 ------       ------       ------       ------
     NET INCOME BEFORE FEDERAL INCOME
          TAX EXPENSE                                               353          284          641          520
Federal income tax expense                                           89           70          157          122
                                                                 ------       ------       ------       ------
     NET INCOME                                                     264          214          484          398
Other comprehensive income                                          (67)         140          (65)          60
                                                                 ------       ------       ------       ------
     TOTAL COMPREHENSIVE INCOME                                  $  197       $  354       $  419       $  458
                                                                 ======       ======       ======       ======
PER SHARE DATA:
Basic net income                                                 $ 0.82       $ 0.66       $ 1.51       $ 1.23
Diluted net income                                                 0.78         0.66         1.44         1.23

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                          FC BANC CORP.
                                          Bucyrus, Ohio
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================================

                                                                       (Dollars in thousands)
                                                                    (Unaudited)      (Unaudited)
                                                                   6 Months Ended   6 Months Ended
                                                                       June 30,        June 30,
                                                                         1998            1997
                                                                         ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $   484         $   398
Adjustments to reconcile net income to net cash
    provided by operating activities:
          Depreciation                                                     164             132
          Provision for loan losses                                          0              27
          Provision for deferred taxes                                     (50)              0
          Gain (loss) on sale of investments                                (8)              0
          Income accrued on life insurance contracts                       (34)              0
          Amortization/Accretion - net                                      34              30
          Changes in operating assets and liabilities:
               Increase in other assets                                    (74)            (77)
               Increase in taxes payable                                   167              61
               Increase (decrease) in accrued income receivable            (58)            110
               Decrease in accrued interest payable                        (94)            (18)
               Increase in other liabilities                               144              97
                                                                       -------         -------
                 Total adjustments                                         283             362
                                                                       -------         -------
     Net cash provided by operating activities                             767             760

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale securities                4,342           3,679
Purchase of available-for-sale securities                              (13,380)         (1,290)
Net change in loans                                                     (4,431)          1,074
Proceeds from sale of available-for-sale securities                      2,095           1,001
Purchase of premises and equipment                                        (164)            (37)
                                                                       -------         -------
     Net cash used in investing activities                             (11,538)          4,427
                                                                       -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand and savings deposits                   7,977          (6,795)
Net increase in certificates of deposit                                  2,767               0
Net decrease in short-term borrowings                                      600             700
Proceeds from long-term debt                                               (41)              0
Purchase of treasury stock                                                  (7)           (168)
Dividends paid                                                            (193)              0
                                                                       -------         -------
     Net cash provided by financing activities                          11,103          (6,263)
                                                                       -------         -------
Net increase(decrease) in cash and cash equivalents                        332          (1,076)

Cash and cash equivalents at beginning of period                         3,567           5,057
                                                                       -------         -------
Cash and cash equivalents at end of period                             $ 3,899         $ 3,981
                                                                       =======         =======


SUPPLEMENTAL INFORMATION:
     Cash paid for:
          Interest                                                     $ 1,255         $ 1,071
          Net income taxes                                                  40              61

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                 FC BANC CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  June 30, 1998, 1997 and December 31,1997
                                 (Unaudited)
================================================================================

NOTE 1.  BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of FC Banc Corp.'s ("Company" or "Bancorp") financial condition as of June 30, 1998, and December 31, 1997, and the results of operations for the three and six months ended June 30, 1998 and 1997, and the cash flows for the six months ended June 30, 1998 and 1997. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the three and six months ended June 30, 1998, are not necessarily indicative of the results which may be expected for the entire fiscal year.



NOTE 2.  ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

                                       (Dollars in thousands)

                             Six months ended        Year ended
                                  June 30,           December 31,
                                    1998                1997
                                    ----                ----

Balance, beginning of period       $1,480              $1,263
Provision for loan losses             (25)                 27
Charge-offs                           (39)               (418)
Recoveries                            145                 608
                                   ------              ------
Balance, end of period             $1,561              $1,480
                                   ======              ======

NOTE 3.  REGULATORY CAPITAL

The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at June 30, 1998.

                                                    (Dollars in thousands)

                                                                              Categorized as "Well
                                                                              Capitalized" Under
                                                        For Capital           Prompt Corrective
                                       Actual           Adequacy Purposes     Action Provisions
                                 -----------------      -----------------     -----------------
                                 Amount      Ratio      Amount     Ratio      Amount      Ratio
                                 ------      -----      ------     -----      ------      -----
Total Risk-Based Capital         $11,984     23.59%     $ 4,064     8.0%      $ 5,080     10.0%
     (To Risk-Weighted Assets)

Tier I Capital                    11,338     22.32%       2,032     4.0%        3,048      6.0%
     (To Risk-Weighted Assets)

Tier I Capital                    11,338     12.71%       3,624     4.0%        4,530      5.0%
     (To Total Assets)

Tangible Capital                  11,338     12.71%       3,624     4.0%        N/A       N/A
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

                                   For the Three Months Ended June 30, 1998
                                   -----------------------------------------
                                   Income          Shares          Per Share
                                   (Numerator)     (Denominator)   Amount
                                   -----------     -------------   ------
Basic EPS
Income available to
     common shareholders           $264,317        321,108         $0.82
                                                                   =====
Effect of dilutive securities:
None                                      0         18,710
                                   --------        -------
Diluted EPS
Income available to
     common shareholders +
     assumed conversions           $264,317        339,818         $0.78
                                   ========        =======         =====

                                   For the Three Months Ended June 30, 1997
                                   -----------------------------------------
                                   Income          Shares          Per Share
                                   (Numerator)     (Denominator)   Amount
                                   -----------     -------------   ------
Basic EPS
Income available to
     common shareholders           $213,850        322,359         $0.66
                                                                   =====
Effect of dilutive securities:
None                                      0              0
                                   --------        -------
Diluted EPS
Income available to
     common shareholders +
     assumed conversions           $213,850        322,359         $0.66
                                   ========        =======         =====


                                   For the Six Months Ended June 30, 1998
                                   -----------------------------------------
                                   Income          Shares          Per Share
                                   (Numerator)     (Denominator)   Amount
                                   -----------     -------------   ------
Basic EPS
Income available to
     common shareholders           $483,925        321,145         $1.51
                                                                   =====
Effect of dilutive securities:
None                                      0         15,195
                                   --------        -------
Diluted EPS
Income available to
     common shareholders +
     assumed conversions           $483,925        336,340         $1.44
                                   ========        =======         =====



                                   For the Six Months Ended June 30, 1997
                                   -----------------------------------------
                                   Income          Shares          Per Share
                                   (Numerator)     (Denominator)   Amount
                                   -----------     -------------   ------
Basic EPS
Income available to
     common shareholders           $398,374        323,374         $1.23
                                                                   =====
Effect of dilutive securities:
None                                      0              0
                                   --------        -------
Diluted EPS
Income available to
     common shareholders +
     assumed conversions           $398,374        323,374         $1.23
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

The Company has chosen to disclose comprehensive income. Components of comprehensive income are displayed net of income taxes. The following table sets forth the related tax effects allocated to each element of comprehensive income for the three and six months ended June 30, 1998 and 1997:

                                                     (Dollars in thousands)

                                               Three months ended June 30, 1998
                                               ----------------------------------
                                                           Tax
                                               Before-Tax  (Expense)   Net-of-Tax
                                               Amount      or Benefit  Amount
                                               ------      ----------  ------
Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
          arising during period                $   (97)    $    32     $   (65)
     Less: reclassification adjustment
          for (gains) losses realized in
          net income                                (3)          1          (2)
                                               -------     -------     -------
     Net unrealized gains (losses)                (100)         33         (67)
                                               -------     -------     -------
Other comprehensive income                     $  (100)    $    33     $   (67)
                                               =======     =======     =======

                                                     (Dollars in thousands)

                                               Three months ended June 30, 1997
                                               ----------------------------------
                                                           Tax
                                               Before-Tax  (Expense)   Net-of-Tax
                                               Amount      or Benefit  Amount
                                               ------      ----------  ------
Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
          arising during period                $   210     $   (70)    $   140
     Less: reclassification adjustment
          for (gains) losses realized in
          net income                                 0           0           0
                                               -------     -------     -------
     Net unrealized gains (losses)                 210         (70)        140
                                               -------     -------     -------
Other comprehensive income                     $   210     $   (70)    $   140
                                               =======     =======     =======

                                                     (Dollars in thousands)
                                                Six months ended June 30, 1998
                                                ------------------------------
                                                            Tax
                                                Before-Tax  (Expense)   Net-of-Tax
                                                Amount      or Benefit  Amount
                                                ------      ----------  ------
Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
          arising during period                 $  (90)     $   31      $  (59)
     Less: reclassification adjustment
          for (gains) losses realized in
          net income                                (8)          2          (6)
                                                ------      ------      ------
     Net unrealized gains (losses)                 (98)         33         (65)
                                                ------      ------      ------
Other comprehensive income                      $  (98)     $   33      $  (65)
                                                ======      ======      ======
                                                      (Dollars in thousands)

                                                Six months ended June 30, 1997
                                                -----------------------------------
                                                            Tax
                                                Before-Tax  (Expense)   Net-of-Tax
                                                Amount      or Benefit  Amount
                                                ------      ----------  ------
Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
          arising during period                 $   90      $  (30)     $   60
     Less: reclassification adjustment
          for (gains) losses realized in
          net income                                 0           0           0
                                                ------      ------      ------
     Net unrealized gains (losses)                  90         (30)         60
                                                ------      ------      ------
Other comprehensive income                      $   90      $  (30)     $   60
                                                ======      ======      ======

The following table sets forth the components of accumulated other comprehensive income for the three and six months ended June 30, 1998 and 1997:

                                               (Dollars in thousands)

                                                  Three months ended     Six months ended
                                                      June 30,               June 30,
                                                      --------               ________
                                                  1998        1997       1998        1997
                                                  ----        ----       ----        ----
Beginning balance                               $    18     $  (244)   $    16     $  (164)
Unrealized gains (losses) on securities, net        (67)        140        (65)         60
                                                -------     -------    -------     -------
Ending balance                                  $   (49)    $  (104)   $   (49)    $  (104)
                                                =======     =======    =======     =======

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

General

     The Company is a bank holding company whose activities are primarily limited to holding the stock of The Farmers Citizens Bank, Bucyrus, Ohio, ("Bank"). The Bank conducts a general banking business in northwest Ohio which consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and non-residential purposes. The Bank's profitability is significantly dependent on net interest income which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and interest received or paid on these balances. The level of interest rates paid or received by the Bank can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management control.

     Earnings per common share were computed by dividing net income by the weighted-average number of shares outstanding for the three- and six-month periods ended June 30, 1998.

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

     The Bank conducts its business through its four offices located in Crawford and Morrow Counties, Ohio. The primary market area of the Bank is Crawford and Morrow and contiguous counties in northwest central Ohio.

Recently Issued Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about the Company's operating segments. This statement supercedes SFAS No. 14, "Financial Reporting for Segments of Business Enterprises." The new standard becomes effective for years beginning after December 15, 1997, and requires that comparative information from earlier periods be restated to conform to the requirements of this standard. The adoption of this statement is not material to the Company.

Changes in Financial Condition

     At June 30, 1998, the consolidated assets of the Company totaled $90.6 million, an increase of $12.0 million, or 15.29%, from $78.6 million at December 31, 1997. The increase in total assets was primarily the result of an $10.7 million increase in deposits which were utilized to fund a net increase of $6.8 million in investments and $4.4 million in loan growth. The remainder of the funds were invested in federal funds sold and other short-term interest-bearing deposits.

     Net loans receivable increased by $4.3 million, or 11.24%, to $42.8 million at June 30, 1998, compared to $38.5 million at December 31, 1997. The increase was primarily in the real estate related loan portfolio where the new loan demand continued to exceed loan repayments.

     Investment securities increased $6.8 million, or 21.03%, from $32.5 million at December 31, 1997, to $39.3 million at June 30, 1998. The increase was primarily the result of rapid deposit growth realized from the opening of the Cardington, Ohio branch office which is a part of the Company's strategy to expand their market presence and customer base.

     A portion of the funds received from the deposit increases were temporally invested in federal funds until such time as they could be invested in higher yielding loans or investment securities.

     Deposit liabilities increased $10.7 million, or 16.26%, from $66.1 million at December 31, 1997, to $76.8 million at June 30, 1998. Management attributes the majority of the increase to the expansion of the banking operation while maintaining a competitive rate structure in the market area. Interest credited on accounts also contributed to the increase.

     Total shareholders' equity increased $218,000, or 1.95%, from $11.2 million at December 31, 1997, to $11.4 million at June 30, 1998. This increase was primarily the result of $484,000 in earnings for the first two quarters being offset by a decrease in other comprehensive income (unrealized gains on securities available-for-sale) during the six months ended June 30, 1998 and the payment of a cash dividend to shareholders of $193,000.

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

     Qualitative measures established by the regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined by the regulations), and Tier I capital to average assets (as defined). Management believes, as of June 30, 1998, that the Bank meets all of the capital adequacy requirements to which it is subject.

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

     At June 30, 1998, FC Banc Corp. had no material commitments for capital expenditures.


                              Results of Operations

Comparison of Three Months Ended June 30, 1998 and 1997

     General. Net income is continuing to increase at a steady pace during the second three months of 1998, $264,000, as compared to the same three month period ended June 30, 1997, $214,000, an increase of $50,000. This increase was primarily attributed to an increase in net interest income, the absence of a provision for loan losses coupled withincreases in other non-interest income. A portion of the increase was off-set by an increase in non-interest expense.

     Interest Income. The rapid increase in average earning assets contributed to an increase in interest income of $225,000, or 16.57%, for the three months ended June 30, 1998 compared to 1997. The increase was attributed to the additional loan interest and fee income of $100,000 resulting primarily from an increase in loans receivable and a $122,000 increase in investment income as well as the $3,000 increase in income from federal funds sold. These increases were off-set by the $120,000 increase in interest expense.

     Interest Expense. Interest expense on deposit liabilities increased $119,000 for the three months ended June 30, 1998, as compared to the same period in 1997. Total deposits increased by $10.7 million comparing June 30, 1998 to 1997, the average cost of funds over the past twelve months was 3.35% which was relatively stable with a gradual rise and subsequent decline being noted during the first four months of 1998.

     Provision for Loan Losses. There were net recoveries of $4,000 during the three months ended June 30, 1998, compared to net recoveries of $102,000 during the same period in 1997. There was a negative provision for loan losses during the second quarter in 1998 compared to a provision of $7,000 during the same period ending June 30, 1997. The negative provision was based upon the results of the ongoing loan reviews and composition of the loan portfolio, primarily loans secured by one- to four-family residential properties and other forms of collateral, which are considered to have less risk.

     Non-Interest Income. Non-interest income increased $36,000, or 27.48%, to $167,000 for the three months ended June 30, 1998, from $131,000 for the three months ended June 30, 1997. The increase was primarily attributable to a $23,000 increase in service charges on deposit accounts and $7,000 increase in other service charges. There were $3,000 in gains recognized on the sale of several available-for-sale investment securities during the period ended June 30, 1998.

     Non-Interest Expense. Non-interest expense increased $104,000, or 15.74%, to $771,000 for the three months ended June 30, 1998, from $667,000 in the comparable period in 1997. Of this increase, $50,000 was attributable to an increase in compensation and benefit expense in 1998, reflecting normal salary benefit adjustments. Net occupancy and equipment expense increased $43,000, or 35.259%, to $165,000 for the three months ended June 30, 1998 as compared to the same period in 1997. The ratio of non-interest expense to average total assets was 3.54% and 3.49% for the three months ended June 30, 1998 and 1997, respectively.

     Income Taxes. The provision for income taxes increased $19,000 for the three months ended June 30, 1998, compared with the prior year, primarily as a result of higher taxable income for the quarter.


Comparison of Six Months Ended June 30, 1998 and 1997

     General. Net income is continuing to increase at a steady pace during the first six months of 1998, $484,000, as compared to the same six month period ended June 30, 1997, $398,000, an increase of $86,000. This increase was primarily attributed to an increase in net interest income, a decrease in the provision for loan losses and an increase in non-interest income. A portion of the increase was off-set by an increase in non-interest expense.

     Interest Income. The increases in average earning assets contributed to the increase in interest income of $368,000, or 13.58%, for the six months ended June 30, 1998 compared to 1997. The increase was attributed to the additional loan interest and fee income of $186,000 resulting primarily from an increase in loans receivable and a $160,000 increase in investment income as well as the $22,000 increase in income from federal funds sold. These increases were off-set by the $202,000 increase in interest expense.

     Interest Expense. Interest expense on deposit liabilities increased $203,000 for the six months ended June 30, 1998, as compared to the same period in 1997. Total deposits increased by $10.7 million comparing June 30, 1998 to 1997, the average cost of funds over the past twelve months was 3.35% with a gradual increase being noted during the first four months to 3.43% and then dropping back to 3.35%. The Federal Funds purchased and securities sold under agreement to repurchase were utilized by management as a funding source in accordance with the asset/liability management program.

     Provision for Loan Losses. There was a $25,000 negative provision for loan losses during the first six months of 1998 as compared to a $27,000 provision during the same period in 1997. There were net recoveries of $105,000 during the six months ended June 30, 1998, compared to net charge offs of $7,000, during the same period ending June 30, 1997. The absence of a provision was based upon the results of the ongoing loan reviews and composition of the loan portfolio, primarily loans secured by one- to four-family residential properties and other forms of collateral, which are considered to have less risk.

     Non-Interest Income. Non-interest income increased $47,000, or 18.73%, to $298,000 for the six months ended June 30, 1998, from $251,000 for the six months ended June 30, 1997. The increase was primarily attributable to a

$35,000 increase in service charges on deposit accounts and $15,000 increase in other service charges. There were $8,000 in gains recognized on the sale of several available-for-sale investment securities during the period ended June 30, 1998.

     Non-Interest Expense. Non-interest expense increased $144,000, or 10.59%, to $1.5 million for the six months ended June 30, 1998, from $1.4 million in the comparable period in 1997. Of this increase, $86,000 was attributable to an increase in compensation and benefit expense in 1998, reflecting normal salary benefit adjustments. Net occupancy and equipment expense decreased $50,000, or 16.50%, to $303,000 for the first six months ended June 30, 1998 as compared to the same period in 1997. The ratio of non-interest expense to average total assets remained constant at 3.52% for the six month periods ended June 30, 1998 and 1997.

     Income Taxes. The provision for income taxes increased $35,000 for the six months ended June 30, 1998, compared with the prior year, primarily as a result of higher taxable income for the quarter.

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

                Not Applicable


     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

                Not Applicable


     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                Not Applicable


     ITEM 5 - OTHER INFORMATION

                    The Securities and Exchange Commission has recently amended
                Rule 14a-4 to provide that with respect to a shareholder proposal to be presented at an annual shareholders' meeting other than pursuant to Rule 14a-8 (i.e., which is not to be included in the registrant's proxy statement), the registrant's management may exercise discretionary voting authority under proxies solicited by it for the meeting, without mention of the proposal in the proxy material, if it receives notice of the proposed non-Rule 14a-8 shareholder action less than 45 days prior to the calendar date its proxy materials were mailed for the prior year's annual meeting.

                    As this new provision applies to the Company, in the event notice of a non-Rule 14a-8 shareholder proposal to be presented at the Company's 1999 Annual Meeting of Shareholders is received by the Company after January 13, 1999, the Company will be permitted to exercise discretionary voting authority under proxies solicited by it with respect to the 1999 Annual Meeting.


     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

               a.  Exhibit 27: Financial Data Schedule

               b. A report on Form 8-K was filed during the quarter ended June 30, 1998.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                         FC BANC CORP.


Date /s/ August 14, 1998                 /s/ G. W. Holden
     -------------------                 -------------------------------------
                                         G. W. Holden
                                         President and Chief Executive Officer




Date /s/ August 14, 1998                /s/ Jeffrey Wise
     -------------------                --------------------------------------
                                        Jeffrey Wise
                                        Principal Financial Officer