Form 10QSB
period 1998-09-30
FC BANC CORP
filed 1998-11-13
CIK 893539

U.S. SECURITIES AND EXCHANGE COMMISION
                         Washington, D.C.  20549
                                 Form 10QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
    ENDED September 30, 1998.
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
    __________ TO __________

                  Commission file number  - 33-53596
                              FC BANC CORP.
       (Exact name of small business issuer as specified in its charter)

                  OHIO                           34-1718070
     ------------------------------       --------------------------------
     (State or other jurisdiction of    (I.R.S. EmployerIdentification No.)
     incorporation or organization)

     Farmers Citizens Bank Building,
     105 Washington Square
     Box 567, Bucyrus, Ohio                         44820-0567
     -------------------------------                ----------
    (Address of principal executive offices)        (Zip Code)

                                (419) 562-7040
                                --------------
                          (Issuer's telephone number)

                                      N/A
               (Former name, former address and former fiscal year, if
                              changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has  been subject to such filing requirements for the past 90 days.
Yes X  No . .
   ---

As of October 30, 1998, 636,300 shares of Common Stock of the Registrant were outstanding. There were no preferred shares outstanding.

                                 FC BANC CORP.
                                 BUCYRUS, OHIO

                                 FORM 10-QSB

                                    INDEX
============================================================================
                                                           Page Number

PART I     FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed consolidated balance sheets --                          3
          September 30, 1998 and December 31, 1997

          Condensed consolidated statements of income and                   4
          comprehensive income -- Three and nine months ended
          September 30, 1998 and 1997

          Condensed consolidated statement of cash flows--                  5
          Nine months ended September 30, 1998 and 1997

          Notes to condensed consolidated financial                         6
          statements -- September 30, 1998, 1997 and December 31, 1997

Item 2.   Management's Discussion and Analysis of Financial                 12
          Condition and Results of Operations

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                 17

Item 2.   Changes in Securities                                             17

Item 3.   Defaults upon Senior Securities                                   17

Item 4.   Submission of Matters to a Vote of Security Holders               17

Item 5.   Other Information                                                 17

Item 6.   Exhibits and Reports on Form 8-K                                  17

Signatures                                                                  18


                                 FC BANC CORP.
                                 Bucyrus, Ohio
                          CONSOLIDATED BALANCE SHEETS
=============================================================================

                                                           (Dollars in thousands)
                                                       (Unaudited)
                                                    September 30,     December 31,
                                                        1998              1997
                                                        ----              ----
ASSETS
Cash and cash equivalents
     Cash and due from banks                                $3,102            $3,566
     Interest-bearing demand deposits                           1                 1
     Federal funds sold                                      2,200                 0
                                                            ------            ------
          Total cash and cash equivalents                    5,303             3,567

Investment securities, available-for-sale                   34,907            32,460

Loans (net of unearned interest)                            45,716            40,029
Less: allowance for loan losses                             (1,568)           (1,480)
                                                            ------            ------
          Net loans                                          44,148           38,549

Premises and equipment                                        1,506            1,416
Accrued income receivable                                       801              733
Cash surrender value of life insurance                        1,526            1,470
Deferred income taxes                                           231              285
Other assets                                                    279              148
                                                             ------            ------
          TOTAL ASSETS                                      $88,701          $78,628
                                                            =======           =======

LIABILITIES
Deposits
     Demand deposits                                         $9,247           $9,708
     Now accounts                                            13,517            9,509
     Savings accounts                                        22,717           19,583
     Time deposits of $100,000 or more                        7,675            5,297
     Other time deposits                                     23,062           21,995
                                                             ------           ------
          Total deposits                                     76,218           66,092

Federal funds purchased and securities sold
     under agreement to repurchase                                0              600
Other borrowed funds                                              0               41
Accrued interest payable                                        168              181
Accrued federal income taxes                                    233               59
Other liabilities                                               414              460
                                                             ------            ------

          TOTAL LIABILITIES                                  77,033           67,433
                                                             ------            ------
SHAREHOLDERS' EQUITY
Preferred stock ( $25.00 par value) 750 shares authorized,
     no shares issued                                             0                0
Common stock (no par value) 1,000,000 shares authorized;        832              832
     665,632 shares issued

Additional paid-in capital                                    1,370            1,377
Retained earnings                                             9,990            9,461
Treasury stock, at cost: 29,332 and 23,256 shares              (648)            (491)
Accumulated other comprehensive income                          124               16
                                                             ------            ------

          TOTAL SHAREHOLDERS' EQUITY                         11,668           11,195
                                                             ------           ------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $88,701          $78,628
                                                             ======           ======

-----------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                FC BANC CORP.
                                Bucyrus, Ohio
            CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
============================================================================
                                (Dollars in thousands, except per share)

                                                     (Unaudited)       (Unaudited)
                                                   3 Months Ended     9 Months Ended
                                                    September 30,      September 30,
                                                   1998       1997     1998      1997
                                                   ----       ----     ----      ----
INTEREST INCOME
Interest and fees on loans                       $1,103       $965     $3,095   $2,770
Interest on investment securities:
     Taxable                                        413        339      1,287    1,078
     Exempt from federal income tax                  96         72        266      220
Dividends                                             6          2         10        2
Interest on federal funds sold                       18         21         55       38
                                                  -----        ---      -----    -----

     TOTAL INTEREST INCOME                        1,636      1,399      4,713    4,108

INTEREST EXPENSE
Interest on interest-bearing demand accounts         76         68        217      210
Interest on savings accounts                        160        139        470      408
Interest on certificates of deposit                 409        332      1,208      968
Interest on federal funds purchased and securities
    sold under agreement to repurchase                1          0          6        6
                                                    ----       ----     -----      ---
TOTAL INTEREST EXPENSE                              646        539      1,901    1,592

     NET INTEREST INCOME                            990        860      2,812    2,516

Provision for loan losses                           (25)         0        (50)      27
                                                    ----       ---      ------   -----
     NET INTEREST INCOME AFTER
          PROVISION FOR LOAN LOSS                 1,015        860      2,862    2,489

NON-INTEREST INCOME
Service charges on deposit accounts                 111        102        311      262
Other service charges                                 9          8         33       12
Life insurance                                       23         17         57       51
Safe/night deposit                                    5          5         14       14
Loss on sale of other real estate                     0        (25)         0      (25)
Investment security gains                             2          2         10        2
Other income                                          9         17         46       61
                                                    ---        ---        ---      ---
     TOTAL NON-INTEREST INCOME                      159        126        471      377

NON-INTEREST EXPENSE
Salaries and  benefits                              435        312      1,142      892
Net occupancy and equipment expense                 157         85        459      366
FDIC deposit insurance expense                        2          2          6       16
State and other taxes                                45         (3)       124       79
Other expense                                       224        273        650      675
                                                    ---        ---        ---    -----
     TOTAL NON-INTEREST EXPENSE                     863        669      2,381    2,028
                                                    ---        ---      -----    -----

     NET INCOME BEFORE FEDERAL INCOME
          TAX EXPENSE                               311        317        952      838
Federal income tax expense                           74         82        231      204
                                                    ---        ---        ---      ---

     NET INCOME                                     237        235        721      634
Other comprehensive income                          173         45        108      105
                                                    ---        ---        ---      ---

     TOTAL COMPREHENSIVE INCOME                    $410       $280       $829     $739
                                                   ====       ====       ====     ====

PER SHARE DATA:
Basic net income                                  $0.37      $0.36      $1.12    $0.98
Diluted net income                                 0.37       0.36       1.12     0.98
-----------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                  FC BANC CORP.
                                  Bucyrus, Ohio
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
==============================================================================
                                                               (Dollars in thousands)
                                                            (Unaudited)     (Unaudited)
                                                          9 Months Ended    9 Months Ended
                                                           September 30,     September 30,
                                                              1998               1997
                                                              ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $721          $634
Adjustments to reconcile net income to net cash
    provided by operating activities:
          Depreciation                                          259           201
          Provision for loan losses                             (50)           27
          Gain on other real estate                               0            24
          Loss on sale of investments                           (10)           (2)
          Income accrued on life insurance contracts            (57)          (51)
          Amortization/Accretion - net                           66            38
          Changes in operating assets and liabilities:
               Increase in other assets                        (151)         (138)
               Increase in taxes payable                        194           195
               (Increase) decrease in accrued income receivable (68)           79
               Decrease in accrued interest payable             (14)          (31)
               Increase (decrease) in other liabilities         (87)          112
                                                                ----          ----
               Total adjustments                                 82           454
                                                                ----          ----

     Net cash provided by operating activities                   803        1,088

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale securities      6,602        4,949
Proceeds from sale of available-for-sale securities            6,565        2,223
Purchase of available-for-sale securities                    (15,504)      (2,307)
Net change in loans                                           (5,552)       1,239
Purchase of premises and equipment                              (348)         (48)
Proceeds from sale of other real estate                            0          254
                                                               ------       ------

     Net cash used in investing activities                    (8,237)       6,310

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand and savings deposits         6,682       (6,201)
Net increase in certificates of deposit                        3,444         (110)
Net decrease in short-term borrowings                           (600)           0
Purchase of treasury stock                                      (164)        (169)
Dividends paid                                                  (192)           0
                                                                -----        -----

     Net cash provided by financing activities                 9,170       (6,480)
                                                               -----       -------

Net increase(decrease) in cash and cash equivalents            1,736          918

Cash and cash equivalents at beginning of period               3,567        5,057
                                                               -----        -----

Cash and cash equivalents at end of period                    $5,303       $5,975
                                                              ======       ======

SUPPLEMENTAL INFORMATION:
     Cash paid for:
          Interest                                            $1,915       $1,623
          Net income taxes                                        37           61

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                FC BANC CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 September 30, 1998, 1997 and December 31,1997
                                (Unaudited)
==============================================================================

NOTE 1.  BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of FC Banc Corp.'s ("Company" or "Bancorp") financial condition as of September 30, 1998, and December 31, 1997, and the results of operations for the three and nine months ended September 30, 1998 and 1997, and the cash flows for the nine months ended September 30, 1998 and 1997. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the three and nine months ended September 30, 1998, are not necessarily indicative of the results which may be expected for the entire fiscal year.



NOTE 2.  ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

                                            (Dollars in thousands)

                                    Nine months ended             Year ended
                                      September 30,              December 31,
                                         1998                       1997
                                         ----                       ----

Balance, beginning of period            $1,480                     $1,263
Provision for loan losses                  (50)                        27
Charge-offs                                (52)                      (418)
Recoveries                                 190                        608
                                        ------                     ------
Balance, end of period                  $1,568                     $1,480
                                        ======                     ======

NOTE 3.  REGULATORY CAPITAL

The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at September 30, 1998.

                                                        (Dollars in thousands)
                                                                  Categorized as "Well
                                                                   Capitalized" Under
                                                For Capital         Prompt Corrective
                               Actual         Adequacy Purposes     Action Provisions
                               ------         -----------------     -----------------
                             Amount     Ratio     Amount     Ratio     Amount     Ratio
Total Risk-Based Capital
(To Risk-Weighted Assets)    $12,142    24.35%    $3,989     8.00%     $4,987     10.00%

Tier I Capital
(To Risk-Weighted Assets)     11,507    23.08%     1,995     4.00%      2,992      6.00%

Tier I Capital
(To Total Assets)             11,507    12.96%     3,548      4.00%     4,435      5.00%

Tangible Capital
(To Total Assets)             11,507    12.96%     3,548      4.00%      N/A        N/A

NOTE 4.  EARNINGS PER SHARE

Earnings per share (EPS) is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which was adopted by the Company as of December 31, 1997. Common stock equivalents include shares granted under the Stock Option Plan ("SOP"). Following is a reconciliation of the numerators and denominators of the basic and diluted
EPS calculations.

                              For the Three Months Ended September 30, 1998
                              ---------------------------------------------
                                  Income          Shares         Per Share
                                (Numerator)    (Denominator)       Amount
                                -----------    -------------       ------
Basic EPS
     Income available to
     common shareholders          $238,973         641,629            $0.37

Effect of dilutive securities:
                                    None              3,893
                                                      ------           -----
Diluted EPS Income available to
     common shareholders +
     assumed conversions           $238,973         645,522           $0.37
                                   ========         =======           =====

                                   For the Three Months Ended September 30, 1997
                                  ----------------------------------------------
                                   Income           Shares            Per Share
                                   -------          -------           ---------
Basic EPS
     Income available to
     common shareholders           $235,255           646,748          $0.36
Effect of dilutive securities:
                                    None                     0
                                                      --------          -----
Diluted EPS Income available to
     common shareholders +
     assumed conversions           $235,255           646,748           $0.36
                                   ========           =======           =====

                               For the Nine Months Ended September 30, 1998
                               --------------------------------------------
                                Income           Shares             Per Share
                                -------           ------             ---------
Basic EPS
     Income available to
     common shareholders           $720,898         641,629             $1.12

Effect of dilutive securities:      None              7,065
                                                    -------             ------
Diluted EPS Income available to
     common shareholders +
     assumed conversions           $720,898         648,694             $1.12
                                    =======         =======             =====

                               For the Nine Months Ended September 30, 1997
                               --------------------------------------------
                                  Income              Shares       Per Share
                                  ------              ------       ---------
Basic EPS
     Income available to
     common shareholders          $633,629           646,748           $0.98

Effect of dilutive securities:     None                    0
                                  --------           --------           -----
Diluted EPS Income available to
     common shareholders +
     assumed conversions          $633,629            646,748           $0.98
                                  ========            =======           =====
NOTE 5.COMPREHENSIVE INCOME

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

The Company has chosen to disclose comprehensive income. Components of comprehensive income are displayed net of income taxes. The following table sets forth the related tax effects allocated to each element of comprehensive income for the three and nine months ended September 30, 1998 and 1997:

                                                     (Dollars in thousands)
                                           Three months ended September 30, 1998
                                           -------------------------------------

                                                              Tax
                                           Before-tax      (Expense) or   Net-of-tax
                                              Amount          Benefit         Amount
                                              ------          -------         ------
Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
          arising during period                  $230           ($59)          $171

Less: reclassification adjustment
          for (gains) losses realized in
          net income                                 2             0              2
                                                   ---            ---           ---
Net unrealized gains (losses)                      232            (59)          173
                                                   ---            ----          ---

Other comprehensive income                         $232           ($59)         $173
                                                   ====           =====          ===

                                                    (Dollars in thousands)
                                           Three months ended September 30, 1997
                                           -------------------------------------
                                                               Tax
                                           Before-Tax     (Expense) or    Net-of-Tax
                                             Amount          Benefit        Amount
                                             ------          -------        ------
Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
          arising during period               $65           ($22)          $43

Less: reclassification adjustment
          for (gains) losses realized in
          net income                            2               0            2
                                               --              --            --

Net unrealized gains (losses)                  67             (22)          45
                                              ---            -----         ---
Other comprehensive income                    $62            ($22)         $45
                                              ===            =====         ===

                                                     (Dollars in thousands)
                                        Nine months ended September 30, 1998
                                          ---------------------------------
                                                             Tax
                                          Before-Tax   (Expense) or  Net-of-Tax
                                              Amount        Benefit     Amount
                                              ------        -------     ------

Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
          arising during period                 $153           ($52)        $101

Less: reclassification adjustment
          for (gains) losses realized in
          net income                              10             (3)           7
                                                ----            ----        ----

Net unrealized gains (losses)                    163            (55)         108
                                                ----            ----        ----

Other comprehensive income                      $163           ($55)        $108
                                                ====           =====        ====

                                                       (Dollars in thousands)
                                          Nine months ended September 30, 1997
                                           ------------------------------------
                                                              Tax
                                           Before-Tax   (Expense) or  Net-of-Tax
                                               Amount      or Benefit     Amount
                                               ------     ----------     ------

Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
          arising during period                 $157         ($54)       $103

Less: reclassification adjustment
          for (gains) losses realized in
          net income                               2            0           2
                                                 ---           ---        ---

Net unrealized gains (losses)                    159          (54)        105
                                                 ---          ----        ---

Other comprehensive income                      $159          ($54)      $105
                                                 ====          ====      ====

NOTE 6.RECLASSIFICATIONS

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

     Earnings per common share were computed by dividing net income by the weighted-average number of shares outstanding for the three- and nine-month periods ended September 30, 1998. Prior period earnings per share calculations were restated to reflect the one-for-one stock split which was effective August 14, 1998.

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

     The Company is subject to regulation by the Board of Governors of the Federal Reserve System which limits the activities in which the Company and the Bank may engage. The Bank is supervised by the State of Ohio, Division of Financial Institutions and its deposits are insured up to applicable limits under the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of the Federal Reserve System and is subject to its supervision. The Company and the Bank must file with the

U.S. Securities and Exchange Commission, the Federal Reserve Board and Ohio Division of Financial Institutions the prescribed periodic reports containing full and accurate statements of area of the Bank is Crawford and Morrow and contiguous counties in northwest central Ohio.

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

Year 2000 Readiness

     The Year 2000 problem was created by computer programmers in the 1950's.
In order to save money and storage space, they used two digit date fields to represent Year information. They anticipated that systems would be oblsolete by the Year 2000. Instead of writing new programs and fixing the problem, the old programs were modified. Thus, some truncated fields may not work with dates beyond 1999. Correct processing of date oriented information is critical to the operation of all financial institutions. Failure of these processes could severely hinder the ability to continue operations and provide customer service. Because of the critical nature of the issue, the Company established a committee in the third quarter of 1997 to address "Year 2000" issues. The core data processing software used by the Company and Bank was purchased from a nationally known software vendor. They are completely aware of the potential problems, and have made it a part of their maintenance cycle to handle the Year 2000. Their software was designed to process calendar year calculations using all four date digits. For display or report purposes, two digit dates are sometimes displayed or represented. No calculations are performed using two digit date codes.

     The federal regulatory agencies that regulate the Company and Bank have instituted mandatory interagency guidelines establishing Year 2000 standards for safety and soundness in order to ensure Year 2000 compliance by financial institutions. The federal banking regulatory agencies are overseeing this effort and are examining financial institutions periodically to track their Year 2000 compliance progress. The Company and Bank are working to satisfy the regulatory guidelines but there can be no assurance that all interim milestones will be met. However, management believes that the Company and Bank will be substantially compliant with Year 2000 guidelines. Our Company is fully committed to addressing the Year 2000 problem. Our goal is to ensure that our systems will handle the new century date change smoothly so that our customers will not be inconvenienced.

     We are identifying relative systems; repairing, or upgrading systems to resolve potential problems; and testing systems for Year 2000 compatibility. We are also working closely with our third-party service providers to monitor their readiness for Year 2000. Management has been assured by their software vendors that any program changes necessary to ensure Year 2000 compliance will be completed in adequate time to prevent any foreseeable processing problems. We plan to complete testing and have all system changes implemented by June 30, 1999, as required by federal bank regulators. We will have alternative methods of doing business as a contingency should problems occur. The contingency plans address actions to be taken to continue operations in the event of system failure due to areas that cannot be tested in advance, such as power and telephone service, which are vital to business continuation.

     All personal computers ("PCs") and related software throughout the Company have been inventoried and tested for Year 2000 capabilities. The Company is using two testing methods for PC certification of Year 2000 compatibility. PCs must pass both tests to be considered ready for Year
2000. Those PCs identified as non-Year 2000 compatible will be modified or replaced. The company believes that the Year 2000 issue will not pose significant operational problems and is not anticipated to be material to its financial position or results of operation in any given year. As of September 30, 1998, the Company estimates that total Year 2000 implementation costs will not exceed $177,000 and are expected to be expensed over the next 15 months, impacting fiscal years ending December 31, 1998 and 1999. This estimate is based on information available at September 30, 1998, and may be revised as additional information and actual costs become available.


Changes in Financial Condition

     At September 30, 1998, the consolidated assets of the Company totaled $88.7 million, an increase of $10.1 million, or 12.81%, from $78.6 million at December 31, 1997. The increase in total assets was primarily the result of an $10.1 million increase in deposits which were utilized to fund a net increase of $2.4 million in investments and $5.6 million in loan growth. The remainder of the funds were invested in federal funds sold and other short-term interest-bearing deposits.

     Net loans receivable increased by $5.6 million, or 14.52%, to $44.1 million at September 30, 1998, compared to $38.5 million at December 31, 1997. The increase was primarily in the real estate related loan portfolio where the new loan demand continued to exceed loan repayments.

     Investment securities increased $2.4 million, or 7.54%, from $32.5 million at December 31, 1997, to $34.9 million at September 30, 1998. The increase was primarily the result of rapid deposit growth realized from the opening of the Cardington, Ohio branch office which is a part of the Company's strategy to expand their market presence and customer base.

     A portion of the funds received from the deposit increases were temporally invested in federal funds until such time as they could be invested in higher yielding loans or investment securities.

     Deposit liabilities increased $10.1 million, or 15.32%, from $66.1 million at December 31, 1997, to $76.2 million at September 30, 1998. Management attributes the majority of the increase to the expansion of the banking operation while maintaining a competitive rate structure in the market area. Interest credited on accounts also contributed to the increase.

     Total shareholders' equity increased $473,000, or 4.23%, from $11.2 million at December 31, 1997, to $11.7 million at September 30, 1998. This increase was primarily the result of $721,000 in earnings for the first three quarters being supplemented by an increase in other comprehensive income (unrealized gains on securities available-for-sale) of $108,000 during the nine months ended September 30, 1998 which was offset by the payment of a cash dividend to shareholders of $193,000.

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

     The Asset/Liability Management Committee of the Bank is responsible for liquidity management. This committee, which is comprised of various managers,has an Asset/Liability Policy that covers all assets and liabilities, as well as off-balance sheet items that are potential sources and uses of liquidity. The Bank's liquidity management objective is to maintain the ability to meet commitments to fund loans and to purchase securities, as well as to repay deposits and other liabilities in accordance with their terms. The Bank's overall approach to liquidity management is to ensure that sources of liquidity are sufficient in amounts and diversity to accommodate changes in loan demand and deposit fluctuations without a material adverse impact on net income. The Committee monitors the Bank's liquidity needs on an ongoing basis. Currently the Bank has several sources available for both short- and long-term liquidity needs. These include, but are not restricted to advances from the FHLB, Federal Funds and borrowings from the Fed and other correspondent banking arrangements.

     The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the FRB. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators that, if undertaken, could have a material affect on the Company and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgements by the regulators about components, risk weighing, and other factors.

     Qualitative measures established by the regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined by the regulations), and Tier I capital to average assets (as defined). Management believes, as of September 30, 1998, that the Bank meets all of the capital adequacy requirements to which it is subject.

     As of December 31, 1997, the most recent notification from the FDIC, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in Note 3 - Regulatory Capital. There are no conditions or events since the most recent notification that management believes have changed the Bank's prompt corrective action category.

     At September 30, 1998, FC Banc Corp. had approximately $530,000 in commitments for capital expenditures.


                            Results of Operations

Comparison of Three Months Ended September 30, 1998 and 1997

     General. Net income is continuing to increase at a steady pace during the third quarter of fiscal 1998, $237,000, as compared to the same three month period ended September 30, 1997, $235,000, an increase of $2,000. This increase was primarily attributed to an increase in net interest income, the negative provision for loan losses coupled with increases in other non-interest income. A significant portion of the increase was off-set by an increase in non-interest expense.

     Interest Income. The rapid increase in average earning assets contributed to an increase in interest income of $237,000, or 16.94%, for the three months ended September 30, 1998 compared to 1997. The increase was attributed to the additional loan interest and fee income of $138,000 resulting primarily from an increase in loans receivable and a $102,000 increase in investment income which was partially off-set by a $3,000 decrease in income from federal funds sold. These increases were off-set by the $107,000 increase in interest expense.

     Interest Expense. Interest expense on deposit liabilities increased $106,000 for the three months ended September 30, 1998, as compared to the same period in 1997. Total deposits increased by $10.1 million comparing September 30, 1998, to 1997, the average cost of funds over the past twelve months was 3.35% which was relatively stable with a gradual rise and subsequent decline being noted during the first four months of 1998.

     Provision for Loan Losses. There were net recoveries of $32,000 during the three months ended September 30, 1998, compared to net charge offs of $207,000 during the same period in 1997. There was a negative provision for loan losses during the third quarter in 1998 compared to no provision during the same period ending September 30, 1997. The negative provision was based upon the results of the ongoing loan reviews and composition of the loan portfolio, primarily loans secured by one- to four-family residential properties and other forms of collateral, which are considered to have less risk.

     Non-Interest Income. Non-interest income increased $33,000, or 26.16%, to $159,000 for the three months ended September 30, 1998, from $126,000 for the three months ended September 30, 1997. The increase was primarily attributable to a $9,000 increase in service charges on deposit accounts and $1,000 increase in other service charges. There were no security gains or losses recognized during the three month period ended September 30, 1998, as compared to $25,000 in losses recognized on the sale of several available-for-sale investment securities during the period ended September 30, 1997.

     Non-Interest Expense. Non-interest expense increased $194,000, or 29.00%, to $863,000 for the three months ended September 30, 1998, from $669,000 in the comparable period in 1997. Of this increase, $123,000 was attributable to an increase in compensation and benefit expense in 1998, reflecting normal salary benefit adjustments. Net occupancy and equipment expense increased $72,000, or 84.71%, to $157,000 for the three months ended September 30, 1998 as compared to the same period in 1997. The ratio of non-interest expense to average total assets was 0.97% and 0.88% for the three months ended September 30, 1998 and 1997, respectively.

     Income Taxes. The provision for income taxes decreased $8,000 for the three months ended September 30, 1998, compared with the prior year, primarily as a result of lower taxable income for the quarter.


Comparison of Nine Months Ended September 30, 1998 and 1997

     General. Net income is continuing to increase at a steady pace during the first nine months of 1998, $721,000, as compared to the same nine month period ended September 30, 1997, $634,000, an increase of $87,000. This increase was primarily attributed to an increase in net interest income, a decrease in the provision for loan losses and an increase in non-interest income. A portion of the increase was off-set by an increase in non-interest expense.

     Interest Income. The increases in average earning assets contributed to the increase in interest income of $605,000, or 14.73%, for the nine months ended September 30, 1998 compared to 1997. The increase was attributed to the additional loan interest and fee income of $325,000 resulting primarily from an increase in loans receivable and a $263,000 increase in investment income as well as the $17,000 increase in income from federal funds sold. These increases were off-set by the $329,000 increase in interest expense.

     Interest Expense. Interest expense on deposit liabilities increased $329,000 for the nine months ended September 30, 1998, as compared to the same period in 1997. Total deposits increased by $9.6 million comparing September 30, 1998 to 1997, the average cost of funds over the past twelve months was 3.35% with a gradual increase being noted during the first four months to 3.43% and then dropping back to 3.35%. The Federal Funds purchased and securities sold under agreement to repurchase were utilized by management asa funding source in accordance with the asset/liability management program.

     Provision for Loan Losses. There was a $50,000 negative provision for loan losses during the first nine months of 1998 as compared to a $27,000 provision during the same period in 1997. There were net recoveries of $138,000 during the nine months ended September 30, 1998, compared to net charge offs of $214,000, during the same period ending September 30, 1997.
The absence of a provision was based upon the results of the ongoing loan reviews and composition of the loan portfolio, primarily loans secured by one-to four-family residential properties and other forms of collateral, which are considered to have less risk.

     Non-Interest Income. Non-interest income increased $94,000, or 24.93%, to $471,000 for the nine months ended September 30, 1998, from $377,000 for the nine months ended September 30, 1997. The increase was primarily attributable to a $49,000 increase in service charges on deposit accounts and $21,000 increase in other service charges. There were $25,000 in losses recognized on the other real estate during the period ended September 30, 1997, compared to no gains or losses recognized in the same period ending September 30, 1998.

     Non-Interest Expense. Non-interest expense increased $353,000, or 17.41%, to $2.4 million for the nine months ended September 30, 1998, from $2.0 million in the comparable period in 1997. Of this increase, $250,000 was attributable to an increase in compensation and benefit expense in 1998, reflecting normal salary benefit adjustments and additions to staff as a result of the branch market expansion . Net occupancy and equipment expense increased $93,000, or 25.41%, to $459,000 for the first nine months ended September 30, 1998 as compared to the same period in 1997. The ratio of non-interest expense to average total assets was 2.75% for the nine month periods ended September 30, 1998 compared to 2.64% for the same nine month period in 1997.

     Income Taxes. The provision for income taxes increased $3,000 for the nine months ended September 30, 1998, compared with the prior year, primarily as a result of higher taxable income for the quarter.

                                FC BANC CORP.

                        PART II  - OTHER INFORMATION
============================================================================

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


     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

               a.  Exhibit 27: Financial Data Schedule

               b. A report on Form 8-K was filed on July 31, 1998 announcing a 2-for-1 stock split in the form of a 100% stock dividend.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.





                                       FC BANC CORP.


  Date  November 12, 1998                 /s/ G.W. Holden
        ----------------                 -----------------------------
                                         G. W. Holden
                                         President and Chief Executive Officer




  Date  November 12, 1998                 /s/ Jeffrey Wise
        -----------------                 ---------------------------
                                          Jeffrey Wise
                                          Principal Financial Officer