Form 10KSB
period 1998-03-31
FC BANC CORP
filed 1999-03-30
CIK 893539

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                      ANNUAL REPORT UNDER SECTION 13 or 15(d) of
                        THE SECURITIES EXCHANGE ACT of 1934

                      For the fiscal year ended December 31, 1998
                           Commission File Number   0-25616
                              -------------------------


                                      FC BANC CORP.
                     (name of small business issuer in its charter)

                   Ohio     34-1718070                   34-1718070
                   (State or other Jurisdiction          (IRS Employer
                   of incorporation or organization)     Identification Number)

             Farmers Citizens Bank Building, Box 567, Bucyrus, Ohio  44820
            (Address of principal executive offices)                 (zip code)

                            Issuer's telephone number  (419) 562-4070
                                     -----------------------
                Securities registered under Section 12(b) of the Exchange Act:
                                        not applicable
                Securities registered under Section 12(g) of the Exchange Act:
                                   Common Shares (No Par Value)
                                 Preferred Shares ($25.00 Par Value)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.               YES _X_     NO ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10- KSB or any amendment to this Form 10-KSB.  [ X ]
Securities registered under Section 12(b) of the Exchange Act:

     State issuer's revenues for the most recent fiscal year.  $7,013,000.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: As of March 12, 1999, 633,617 shares of common shares of the Registrant were outstanding. The aggregate market value of the voting stock held by non-affiliates was $15,569,876 based upon the trading price of $28.00 per share.

Documents Incorporated by References

     The following sections of the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders and the 1998 Annual Report to Shareholders of Banc Corp are incorporated by reference into Part III of this Form 10-KSB:

      1.  Proposal 1 - Election of Directors
      2. Information Regarding Nominees and Continuing Directors - Director and Executive Compensation
      3. Management's Discussion and Analysis of Financial Condition and Results of Operations
      4. Consolidated Financial Statements and Notes to Consolidated Financial Statements

      Transitional Small Business Disclosure Format     YES ___  NO _X_

                                  FC BANC CORP.
                             Cross Reference Sheet
                       Pursuant to Regulation ss 240.12b-23
--------------------------------------------------------------------------------

                                                                      FORM 10-KSB       EXHIBIT
      PART I

                                                                      Page No.           Page No.
ITEM  1.     Description of Business                                     2

ITEM  2.     Description of Property                                     3

ITEM  3.     Legal Proceedings                                           3

ITEM  4.     Submission  of Matters to a Vote
                 of Security Holders                                     Not  Applicable

      PART  II

ITEM  5.     Market for the Registrant's Common
               Stock and Related Stockholder Matters                     3

ITEM  6.     Management Discussion and Analysis of
                Financial Condition and Results of Operations            4           A-3

ITEM  7.     Financial Statements                                        5           A-16

ITEM  8.     Changes In and Disagreements
               With Accountants on Accounting          Not  Applicable
               and Financial Disclosures

      PART  III

ITEM  9.     Directors, Executive Officers, Promoters and
               Control Persons:  Compliance With Section 16(a)                       B-3
               of the Exchange Act                                                   B-14

ITEM  10.     Executive Compensation                                                 B-7

ITEM  11.     Security Ownership of Certain                                          B-3
               Beneficial Owners and Management                                      B-9

ITEM  12.     Certain Relationships and                                              A-24
               Related Party Transactions                                            B-13

ITEM  13.     Exhibits and Reports on      Exhibit A - 1998 Annual Report to Shareholders
               Form 8-K                    as filed on March 2, 1999 (Form ARS)
                                           Exhibit B - Proxy Statement as filed
                                           on March 9, 1999 (Form 14A)
                                           No reports under Form 8-K filed in last quarter of 1998
                                           Exhibit C - Article 9 FDS (Exhibit 27)

                                       PART I

ITEM 1.  Description of Business

Business

     FC Banc Corp. (the "Holding Company") was organized as an Ohio corporation and incorporated by directors of The Farmers Citizens Bank (the "Bank") under Ohio law on August 20, 1992, at the direction of the Board of Directors of the Bank for purpose of becoming a bank holding company by acquiring all of the outstanding shares of Bank Common Stock. The Holding Company acquired the Bank effective January 31, 1994. The Holding Company has authorized 1,000,000 common shares, no par value, of which 665,632 shares are currently issued and 634,929 are outstanding.

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

Employees

     As of December 31, 1998, the Bank had 39 full-time and eight part-time employees. Currently the Holding Company has no paid employees.

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

     Pursuant to state regulations, the Bank is limited to the amount that it may lend to a single borrower. As of December 31, 1998 and 1997, the legal lending limits were approximately $1,988,000 and $1,889,000, respectively. As of December 31, 1998 and 1997, no loans were over the legal lending limit.

Year 2000 Readiness

     The Year 2000 ("Y2K") date change can affect any system that uses computer software programs or computer chips, including automated equipment and machinery. For example, many software programs and computer chips store calendar dates as two-digit rather than four-digit numbers. These software programs record the year 1998 as "98". This approach will work until the Year 2000 when the "00" may be read as 1900 instead of 2000. The year 2000 is more than just a mainframe problem. It also includes firmware, embedded systems, and external systems. Businesses, utilities and other organizations are fixing their systems to make sure they will operate properly when the calendar changes. Since banks rely on these systems, they are placing great emphasis on making sure their systems are ready for the Year 2000. Because of the importance of this issue, the Holding Company established a committee to address the Y2K issue. In 1997, the Board of Directors assigned an officer of the Bank as the Y2K project coordinator and a committee was formed to address the problem. The project includes planning, assessing, testing and re-testing with monthly progress reports being made to the Board. The objective is to ensure that all conceivable steps are taken to facilitate a smooth transition of all operations of the Bank into the next century. The Holding Company and the Bank are dedicated to providing reliable, trustworthy banking services to its customers before, during and after the century transition.

     Senior Management and the Board of Directors are actively involved in overseeing internal Year 2000 efforts and monitoring the business risks posed by vendors, business partners, counter parties and major loan customers. We are identifying relevant systems; repairing, replacing, or upgrading systems to resolve potential problems; and testing systems for Year 2000 compatibility.
 We are also working closely with our third-party service providers to monitor their readiness for Year 2000. Management has been assured by their software vendors that any program changes necessary to ensure Year 2000 compliance will be completed in adequate time to prevent any foreseeable processing problems. We plan to complete testing and have all system changes implemented by June
30, 1999, as required by federal bank regulators. We will have alternative methods of doing business as a contingency should problems occur. The contingency plans address actions to be taken to continue operations in the event of system failure due to areas that cannot be tested in advance, such as power and telephone service, which are vital to business continuation.

     Our continency planning will be substantially complete in advance of the June 30, 1999 deadline. This plan will include the following:

     The policy which explains the process and includes responsibility, identification of mission critical resources, development of failure scenarios, allocation of resources, monitoring response to failure, reporting and review.

    A business continuity and contingency plan which shows the relationship between the business resumption contingency plan and the bank disaster recovery plan.

    The Company Year 2000 organizational chart which assigns responsibility.

    The contingency planning time line which includes key milestone dates and responsibility.

    Initial listing of Year 2000 failure scenarios which will be expanded.

    A resource usage worksheet which will allow us to determine our critical resources.

    A Y2K critical resource reporting form which will help in proper allocation of resources.

    A Y2K monitoring worksheet which will monitor fluctuations in cash, ATM usage, customer inquiries, safe deposit rentals and CD maturities.

     This contingency planning process will help to minimize the impact and reduce response time if the failure of a resource occurs. We will modify this plan as required to achieve Year 2000 readiness.

     Management estimates that total Year 2000 project costs will not exceed the budgeted amount of 202,000. These costs include external consultants, purchases of hardware and software, customer awareness materials and the direct costs of internal employees working on the project.

     In accordance with the FDIC and FFIEC guidelines, we have and will continue to keep our customers aware of the Y2K issues and keep them informed of our progress an we ask that they will respond as to their own efforts to achieve Year 2000 readiness. Management remains dedicated to providing the highest level of service to its customers and shareholders, and will continue a proactive approach to Year 2000 readiness.

     This discussion constitutes a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Readiness and Disclosure Act of 1998.


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


ITEM 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable.

                                       Part II

ITEM 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters

Market Prices and Dividends

     At December 31, 1998, the Holding Company had approximately 544 shareholders of record. There is no established public trading market for the outstanding shares of Holding Company Common Stock, although there have been a limited number of private transactions known to the management of the Holding Company. Based solely on information made available to the Holding Company from a limited number of buyers and sellers, shares of the Holding Company Common Stock that have actually been traded in private transactions since December 31, 1994 were all traded between $20.00 and $27.00. There may, however, have been other transactions at other prices not known to management of the Holding Company.

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

     Dividends by the Bank may be declared by the Bank by its Board of Directors out of surplus. An Ohio bank must generally maintain surplus in an amount which is at least equal to the amount of its capital. In addition to other limitations under Ohio law with respect to the payment of dividends, the approval of the Division of Financial Institutions is required for the declaration of dividends by an Ohio bank if the total of all dividends declared by such bank in any year exceeds the total of its net profits (as defined in Section 1117.02 of the Ohio Revised Code) for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock or capital securities.

     In 1998 the Holding Company declared cash dividends of $0.30 per share payable on June 15, 1998 and December 15, 1998 to shareholders of record on May 15, 1998 and November 30, 1998. Also on July 24, 1998, the board of directors declared a one-for-one stock dividend in the form of a stock split to shareholders of record on August 14, 1998. In 1997 the Holding Company declared cash dividends of $0.60 per share payable on December 15, 1997 to shareholders of record on December 9, 1997. In 1996 the Holding Company declared cash dividends of $0.60 per share payable on December 13, 1996 to shareholders of record on December 6, 1996. In 1995 the Holding Company declared cash dividends of $0.585 per share payable on December 15, 1995 to shareholders of record December 8, 1995. In 1994 the Holding Company declared cash dividends of $0.575 per share payable on December 15, 1994 to shareholders of record December 7, 1994.

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

                        March 31, 1998     June 30, 1998     September 30,1998     December 31,1998
High                        $22.00            $22.00               $27.00               $27.00
Low                         $22.00            $27.00               $27.00               $27.00
Dividend Declared           $  0.00           $ 0.30               $ 0.00               $ 0.30

                        March 31, 1997     June 30, 1997     September 30,1997     December 31,1997
High                        $22.00            $22.00               $22.00               $22.00
Low                         $22.00            $22.00               $22.00               $22.00
Dividend Declared           $ 0.00            $ 0.00               $ 0.00               $ 0.60


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

     In 1993 the Bank had declared equivalent cash dividends of $0.575 per equivalent share payable on December 6, 1993 to shareholders of record on November 30, 1993. The Bank has declared regular cash dividends on the Bank Common Stock in each of the preceding five years.

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


ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information set forth under the captions "Financial Review:
Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Five-Year Consolidated Financial Summary" of the 1998 Annual Report to the Shareholders of the Holding Company filed March 2, 1999, with the United States Securities and Exchange Commission is incorporated by reference herein.


ITEM 7. Financial Statements and Supplementary Data

     The information set forth under the captions "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" of the 1998 Annual Report to Shareholders of the Holding Company filed March 2, 1999, with the United States Securities and Exchange Commission is incorporated by reference herein.


ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not Applicable.

                                   PART  III


ITEM 9.  Directors and Executive Officers of the Registrant

     The information set forth under the caption "INFORMATION REGARDING NOMINEES AND CONTINUING DIRECTORS" of the Proxy Statement of the Holding Company filed March 9, 1999, with the United States Securities and Exchange Commission is incorporated by reference herein.


ITEM 10.  Executive Compensation

     The information set forth under the caption "EXECUTIVE COMPENSATION" of the Proxy Statement of the Holding Company filed March 9, 1999, with the United States Securities and Exchange Commission is incorporated by reference herein.


ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

     The information set forth under the caption "INFORMATION REGARDING NOMINEES AND CONTINUING DIRECTORS" of the Proxy Statement of the Holding Company filed March 9, 1999, with the United States Securities and Exchange Commission is incorporated by reference herein.


ITEM 12.  Certain Relationships and Related Transactions

     The information set forth under the caption "CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS" of the Proxy Statement of the Holding Company filed March 9, 1999, with the United States Securities and Exchange Commission is incorporated by reference herein.

ITEM 13.  Exhibits, Financial Statements, and Reports on Form 8-K

     (a)  The following documents are filed as a part of this Report:

      1. Exhibit A - 1998 Annual Report to Shareholders of the Registrant filed March 2, 1999, with the United States Securities and Exchange Commission as Form ARS:

               Financial Statements:
                    Independent Auditors' Report
                    Consolidated Balance Sheets - As of December 31, 1998 and
                     1997
                    Consolidated Statements of Income - Years Ended December
                     31, 1998, 1997 and 1996
                    Consolidated Statement of Changes in Shareholders' Equity
                     - Years Ended December 31, 1998, 1997 and 1996
                    Consolidated Statements of Cash Flows - For the Years
                     Ended December 31, 1998, 1997 and 1996
                    Notes to Consolidated Financial Statements

               Financial Review: Management Discussion and Analysis of
                   Financial Condition and Results of Operations

               Statistical Tables:
                   Five Year Comparative Financial Information as of December
                    31, 1998, 1997, 1996, 1995 and 1994
                   Quarterly Condensed Consolidated Financial Information  as
                    of March 31, June 30, September 30, and December 31 for the years 1998 and 1997

              All schedules, except those included in Items 6 and 7, are omitted because they are inapplicable, not required, or the information is included in the financial statements or the notes thereto, or the proxy statement.

     2. Exhibit B -Proxy Statement of the Registrant filed March 9, 1999, with the United States Securities and Exchange Commission as
            Form DEF 14A

     3.     Reports on Form 8-K

            The Holding Company did not file any reports on Form 8-K during the last quarter of 1998.

     4.     Exhibit C - Article 9 FDS (Exhibit 27)

SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           FC BANC CORP.

                           /s/ G.W. Holden
                           ------------------------------------
                           G. W. Holden
                           President and Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of this registrant and in the capacities on the dates indicated.


   /s/ Robert D. Hord                             /s/ David G. Dostal
   -------------------------                      ----------------------------
   Robert D. Hord, Chairman                       David G. Dostal, Director

   March 29, 1999                                 March 29, 1999
   -------------------------                      ----------------------------
   Date                                           Date

   /s/ G. W. Holden                               /s/ Charles W. Kimerline
   -------------------------                      ----------------------------
   G. W. Holden, Director                         Charles W. Kimerline, Director

   March 29, 1999                                 March 29, 1999
   -------------------------                      ----------------------------
   Date                                           Date

   /s/ Terry L. Gernert                           /s/ John O. Spreng
   -------------------------                      ----------------------------
   Terry L. Gernert, Director                     John O. Spreng, Jr., Director

   March 29, 1999                                 March 29, 1999
   -------------------------                      ----------------------------
   Date                                           Date

   /s/ Samuel J. Harvey                           /s/ Joan C. Stemen
   --------------------------                     ----------------------------
   Samuel J. Harvey, Director                     Joan C. Stemen, Director

   March 29, 1999                                 March 29, 1999
   --------------------------                     ----------------------------
   Date                                           Date

   /s/ James B. Pigman                            /s/ Jeffrey Wise
   --------------------------                     ----------------------------
   James B. Pigman, Director                      Jeffrey  Wise
                                                  Principal Financial Officer

   March 29, 1999                                 March 29, 1999
   --------------------------                     ----------------------------
   Date                                           Date

                                   INDEX TO EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION

13            Annual Report        Incorporated by reference to the 1998 Annual
                                   Report to Shareholders of FC Banc Corp., filed with the Securities and Exchange
                                   Commission.

27            Financial Data Schedule

99.1          Proxy Statement      Incorporated by reference to the definitive
                                   Proxy Statement for the 1999 Annual Meeting of Shareholders of FC Banc Corp., filed with the Securities and Exchange Commission