Form 10QSB
period 1999-03-31
FC BANC CORP
filed 1999-05-17
CIK 893539

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                Form 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED MARCH 31, 1999.
[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     _______TO_______

                     Commission file number  - 33-53596
                                 FC BANC CORP.
                     -----------------------------------
     (Exact name of small business issuer as specified in its charter)

                OHIO                                   34-1718070
     -------------------------------      -----------------------------------
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

     Farmers Citizens Bank Building,
     105 Washington Square
     Box 567, Bucyrus, Ohio                                 44820-0567
     ---------------------------------------                ----------
     (Address of principal executive offices)               (Zip Code)

                                 (419) 562-7040
                                 --------------
                           (Issuer's telephone number)

                                      N/A
                                      ---
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X       No . . .
      ----

As of April 30, 1999, 633,617 shares of Common Stock of the Registrant were outstanding. There were no preferred shares outstanding.

                                 FC BANC CORP.
                                 BUCYRUS, OHIO

                                 FORM 10-QSB

                                    INDEX
================================================================================
                                                                   Page Number

PART I     FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

             Condensed consolidated balance sheets --                    3
             March 31, 1999 and December 31, 1998

             Condensed consolidated statements of income --              4
             Three months ended March 31, 1999 and 1998

             Condensed consolidated statements of changes in             5
             shareholders' equity -- Three months ended March 31, 1999
             and year ended December 31, 1998

             Condensed consolidated statement of cash flows --           6
             Three months ended March 31, 1999 and 1998

             Notes to condensed consolidated financial statements --     7
             March 31, 1999 and December 31, 1998

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations              10

PART II      OTHER INFORMATION

Item 1.      Legal Proceedings                                          15

Item 2.      Changes in Securities                                      15

Item 3.      Defaults upon Senior Securities                            15

Item 4.      Submission of Matters to a Vote of Security Holders        15

Item 5.      Other Information                                          16

Item 6.     Exhibits and Reports on Form 8-K                            16

Signatures                                                              16

                             FC BANC CORP, INC.
                               BUCYRUS, OHIO
                         CONSOLIDATED BALANCE SHEETS
================================================================================

                                                                 (Dollars in thousands)
                                                          (Unaudited)
                                                          At March 31,      At December 31,
                                                          ------------      ---------------
                                                             1999                 1998
                                                             ----                 ----
ASSETS
Cash and cash equivalents:
     Cash and amounts due from banks                       $   2,631            $  3,964
     Interest-bearing demand deposits in other banks               6                   5
     Federal funds sold                                          300               3,500
                                                            --------            --------
          Total cash and cash equivalents                      2,937               7,469

Investment securities, available-for-sale                     37,644              37,319

Loans                                                         47,722              45,649
Allowance for loan losses                                     (1,702)             (1,725)
                                                            --------            --------
          Net Loans                                           46,020              43,924

Premises and equipment                                         1,661               1,489
Accrued interest receivable                                      844                 711
Cash surrender value of life insurance                         2,924               2,385
Deferred income taxes                                            320                 316
Other assets                                                     154                  72
                                                             -------             -------
          TOTAL ASSETS                                       $92,504             $93,685
                                                             =======             =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Noninterest-bearing                                       9,679              10,517
     Interest-bearing                                         70,378              70,794
                                                             -------             -------
          Total deposits                                      80,057              81,311
                                                             -------             -------

Borrowed funds                                                     0                   0
Accrued interest payable                                         156                 188
Other liabilities                                                543                 639
                                                             -------             -------

          TOTAL LIABILITIES                                   80,756              82,138

SHAREHOLDERS' EQUITY
Preferred shares of $25 par value;
  750 authorized; none issued                                      0                   0
Common shares, no par value; 4,000,000 shares
     authorized; 665,632 shares issued                           832                 832
Additional paid-in capital                                     1,370               1,370
Retained earnings                                             10,320              10,079
Treasury shares, at cost                                        (721)               (685)
Accumulated other comprehensive income                           (53)                (49)
                                                             -------             -------
          TOTAL SHAREHOLDERS' EQUITY                          11,748              11,547
                                                             -------             -------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $92,504             $93,685
                                                             =======             =======

--------------------------------------------------------------------------------
See accompanying notes

                               FC BANC CORP, INC.
                                 BUCYRUS, OHIO
                       CONSOLIDATED STATEMENTS OF INCOME

================================================================================
                                                            (Dollars in thousands)
                                                          (Unaudited)         (Unaudited)
                                                         3 Months Ended     3 Months Ended
                                                            March 31,          March 31,
                                                            ---------          ---------
                                                              1999              1998
                                                              ----              ----
INTEREST INCOME
Interest and fees on loans                                   $1,052           $  982
Interest and dividends on investment securities                 508              483
Interest on federal funds sold                                   21               29
Interest on bank deposits                                         0                0
                                                             ------           ------
     TOTAL INTEREST INCOME                                    1,581            1,494
                                                             ------           ------

INTEREST EXPENSE
Interest on deposits                                            616              604
Interest on borrowed funds                                        0                0
                                                             ------           ------

     TOTAL INTEREST EXPENSE                                     616              604
                                                             ------           ------

     NET INTEREST INCOME                                        965              890
Provision for loan losses                                       (25)               0
                                                             ------           ------

     NET INTEREST INCOME AFTER PROVISION
          FOR LOAN LOSSES                                       990              890

OTHER INCOME
Service charges                                                 110              107
Gains from sales of investment securities, net                    0                4
Life insurance buildup                                           35               17
Other income                                                     11                3
                                                             ------           ------
     TOTAL OTHER INCOME                                         156              131

OTHER EXPENSES
Salaries and employee benefits                                  379              331
Net occupancy and equipment expenses                            166              138
Advertising and public relations                                 35               20
Directors' fees                                                  19               17
Legal and professional                                           37               45
State taxes                                                      40               40
Supplies                                                         25               40
Other expenses                                                  124              102
                                                             ------           ------

     TOTAL OTHER EXPENSES                                       825              733
                                                             ------           ------

     NET INCOME BEFORE FEDERAL INCOME TAX EXPENSE               321              288
Federal income tax expense                                       80               68
                                                             ------           ------

     NET INCOME                                              $  241           $  220
                                                             ======           ======

EARNINGS PER SHARE:


Earnings per common share - basic                             $0.38            $0.34
Earnings per common share - diluted                           $0.37            $0.34

--------------------------------------------------------------------------------
See accompanying notes

                                 FC BANC CORP, INC.
                                    BUCYRUS, OHIO
             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                              (Dollars in thousands)
                                               Number of Shares                                           Amounts
                                         ---------------------------   -----------------------------------------------------------

                                                                                                         Accumulated
                                                                       Additional                        Other          Compre-
                                          Common    Treasury  Common   Paid-In      Retained  Treasury   Comprehensive  hensive
                                          Stock     Stock     Stock   Capital      Earnings   Stock     Income          Income
                                          -----     -----     -----   -------      --------   -----     ------          ------
Balance at December 31, 1997             665,632    23,256    $832    $1,370      $ 9,461      $(484)      $16

Net Income                                                                          1,001                                $1,001
Other comprehensive income

     Change in unrealized
          gain (loss) on securities
          available-for-sale, net of
          deferred income tax of $31                                                                       (65)             (65)
                                                                                                                          -----

Comprehensive income                                                                                                      $ 936
                                                                                                                          =====
Dividends declared-common ($0.60) per shares                                         (383)

Purchase of 7,447 common shares                      7,447                                      (201)
                                         -------   -------  ------    ------       ------      ------    ------

Balance at December 31, 1998             665,632    30,703     832     1,370       10,079       (685)      (49)

Net Income                                                                            241                                 $ 241

Other comprehensive income

     Change in unrealized
          gain (loss) on securities
          available-for-sale, net of
          deferred income tax of $2                                                                         (4)              (4)
                                                                                                                           -----

Comprehensive income                                                                                                       $ 237
                                                                                                                           =====

Purchase of 1,312 common shares                      1,312                                       (36)
                                         -------    ------  ------    ------      -------      ------     -----
Balances at March 31, 1999               665,632    32,015  $  832    $1,370      $10,320      $(721)     $(53)
                                         =======    ======  ======    ======      =======      ======     =====

-------------------------------------------------------------------------------
See accompanying notes

                               FC BANC CORP, INC.
                                 BUCYRUS, OHIO
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     (Dollars in thousands)
                                                                    (Unaudited)        (Unaudited)
                                                                    3 Months Ended     3 Months Ended
                                                                       March 31,          March 31,
                                                                       --------           ---------
                                                                         1999               1998
                                                                         ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $  241            $  220
Adjustments to reconcile net income to net cash
     provided by operating activities:
          Provision for loan losses                                        (25)                0
          Loss on sales of available-for-sale securities, net                0                (4)
          Income accrued on life insurance contracts                       (35)              (17)
          Depreciation                                                      95                69
          Deferred income taxes                                              1               (20)
          Investment securities amortization (accretion), net               57                 3
          Net change in:
               Accrued interest receivable                                (132)                6
               Accrued interest payable                                    (32)              (10)
               Other assets                                                (81)             (178)
               Other liabilities                                           (97)              315
                                                                         -------          ------
     Net cash provided by (used in) operating activities                   (10)              384
                                                                         -------          ------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale                              (3,924)           (8,602)
Proceeds from sales of securities available-for-sale                         0             3,514
Proceeds from maturities of securities available-for-sale                3,535               496
Purchase of loans                                                            0                 0
Net decrease in loans                                                   (2,072)           (1,845)
Purchase of premises and equipment                                        (267)              (39)
Purchase of life insurance contracts                                      (505)                0
                                                                        ------            ------
     Net cash used in investing activities                              (3,233)           (6,476)
                                                                        ------            ------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in:
     Noninterest-bearing, interest bearing, demand,
          and savings deposits                                          (2,185)            4,979
     Certificates of deposit                                               932             3,542
Net increase (decrease) in short-term borrowed funds                         0              (600)
Proceeds from note payable                                                   0                 0
Payments on note payable                                                     0                 0
Purchase of treasury stock                                                 (36)               (1)
Cash dividends paid                                                          0                 0
                                                                        ------            ------

     Net cash provided by (used in) financing activities                (1,289)            7,920
                                                                        ------            ------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                        (4,532)            1,828

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         7,469             3,567
                                                                        ------            ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $2,937            $5,395
                                                                        ======            ======

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for interest                                  $  648            $  614
Cash paid during the year for income taxes                                 171                62

--------------------------------------------------------------------------------
See accompanying notes

                               FC BANC CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   March 31, 1999, and December 31,1998
                                (Unaudited)
================================================================================


NOTE 1.  BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of FC Banc Corp.'s ("Company" or "Bancorp") financial position as of March 31, 1999, and December 31, 1998, and the results of operations for the three months ended March 31, 1999 and 1998, and the cash flows for the three months ended March 31, 1999 and 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results which may be expected for the entire fiscal year.



NOTE 2.  ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

                                                   (Dollars in thousands)

                                Three months ended              Year ended
                                     March 31,                  December 31,
                                       1999                         1998
                                       ----                         ----

Balance, beginning of period          $1,725                       $1,480
Provision for loan losses                (25)                         (75)
Recoveries                                31                          379
Charge-offs                              (29)                         (59)
                                      ------                       ------
Balance, end of period                $1,702                       $1,725
                                      ======                       ======

NOTE 3.  REGULATORY CAPITAL

The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at March 31, 1999.

                                                          (Dollars in thousands)
                                                                                Categorized as "Well"
                                                                                 Capitalized" Under
                                                              For Capital        Prompt Corrective
                                          Actual           Adequacy Purposes      Action Provision
                                          ------           -----------------      ----------------
                                     Amount      Ratio      Amount     Ratio     Amount      Ratio
                                     ------      -----      ------     -----     ------      -----
Total Risk-Based Capital
(To Risk-Weighted Assets)            $12,427     23.15%    $4,294     8.00%      $5,367      10.00%

Tier I Capital
(To Risk-Weighted Assets)             11,743     21.88%     2,147     4.00%       3,220       6.00%

Tier I Capital
(To Total Assets)                     11,743     12.68%     3,704     4.00%       4,630       5.00%

Tangible Capital
(To Total Assets)                     11,743     12.68%     3,704     4.00%        N/A        N/A


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

                                                 For the Three Months Ended March 31, 1999
                                                 -----------------------------------------
                                                   Income         Shares         Per Share
                                                (Numerator)    (Denominator)       Amount
                                                -----------    -------------       ------

Basic EPS
     Income available to
     common shareholders                         $241,454         634,367             $0.38

Effect of dilutive securities:                      None            9,512            ($0.01)
                                                 --------         -------             -----
Diluted EPS Income available to
     common shareholders +
     assumed conversions                         $241,454         643,879             $0.37
                                                 ========         =======             =====



                                                  For the Three Months Ended March 31, 1998
                                                  -----------------------------------------
                                                   Income           Shares       Per Share
                                                 (Numerator)     (Denominator)     Amount
                                                 -----------     -------------     ------
Basic EPS
     Income available to
     common shareholders                          $219,608        653,564          $0.34

Effect of dilutive securities:                      None                0          $0.00
                                                  --------        -------          -----

Diluted EPS Income available to
     common shareholders +
     assumed conversions                          $219,608        653,564          $0.34
                                                  ========        =======          =====

NOTE 5.  RECLASSIFICATIONS

Certain amounts in the prior period's financial statements have been reclassified to be consistent with the current period's presentation. The reclassifications have no effect on net income.

                                 FC BANC CORP.

          MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

==============================================================================

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

     Earnings per common share were computed by dividing net income by the weighted-average number of shares outstanding for the three-month periods ended March 31, 1999 and 1998. Prior period earnings per share calculations were restated to reflect the one-for-one stock split which was effective August 14, 1998.

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

Year 2000 Readiness

     The Year 2000 problem was created by computer programmers in the 1950's. In order to save money and storage space, they used two digit date fields to represent Year information. They anticipated that systems would be obsolete by the Year 2000. Instead of writing new programs and fixing the problem, the old programs were modified. Thus, some truncated fields may not work with dates beyond 1999. Correct processing of date oriented information is critical to the operation of all financial institutions. Failure of these processes could severely hinder the ability to continue operations and provide customer service. Because of the critical nature of the issue, the Company established a committee in the third quarter of 1997 to address "Year 2000" issues. The core data processing software used by the Company and Bank was purchased from a nationally known software vendor. They are completely aware of the potential problems, and have made it a part of their maintenance cycle to handle the Year 2000. Their software was designed to process calendar year calculations using all four date digits. For display or report purposes, two digit dates are sometimes displayed or represented. No calculations are performed using two digit date codes.

          The federal regulatory agencies that regulate the Company an Bank have instituted mandatory interagency guidelines establishing Year 2000 standards for safety and soundness in order to ensure Year 2000 compliance by financial institutions. The federal banking regulatory agencies are overseeing this effort and are examining financial institutions periodically to track their Year 2000 compliance progress. The Company and Bank are working to satisfy the regulatory guidelines but there can be no assurance that all interim milestones will be met. However, management believes that the Company and Bank will be substantially compliant with Year 2000
guidelines.   Our Company is fully committed to addressing the Year 2000 problem. Our goal is to ensure that our systems will handle the new century date change smoothly so that our customers will not be inconvenienced.

     We are identifying relevant systems; repairing, replacing, or upgrading systems to resolve potential problems; and testing systems for Year 2000 compatibility. We are also working closely with our third-party service providers to monitor their readiness for Year 2000. Management has been assured by their software vendors that any program changes necessary to ensure Year 2000 compliance will be completed in adequate time to prevent any foreseeable processing problems. We have substantially completed the testing and plan to have all system changes implemented by June 30, 1999, as required by federal bank regulators. We will have alternative methods of doing business as a contingency should problems occur.

     The Company's Business Resumption Contingency Planning Policy was completed in prior to March 31, 1999. The policy identifies key milestones and includes information collection tools, establishes a reporting system and details work plans which are essential to the drafting of the appropriate contingency plans. The contingency plans will address actions to be taken to continue operations in the event of system failure due to areas that cannot be tested in advance, such as power and telephone service, which are vital to business continuation.

     All personal computers ("PCs") and related software throughout the Company have been inventoried and tested for Year 2000 capabilities. The Company is using two testing methods for PC certification of Year 2000 compatibility. PCs must pass both tests to be considered ready for Year
2000. Those PCs identified as non-Year 2000 compatible will be modified or replaced . The Company believes that the Year 2000 issue will not pose significant operational problems and is not anticipated to be material to its financial position or results of operation in any given year. As of March 31, 1999, the Company had budgeted $202,000 for estimated Year 2000 implementation costs. Thus far, the Company has incurred approximately $65,000 of related Y2K expenses and management anticipates that total costs will not exceed the budgeted amount. The remaining costs are expected to be expensed over the next 9 to 12 months, impacting fiscal years ending December 31, 1999 and 2000. This estimate is based on information available at March 31, 1999, and may be revised as additional information and actual costs become available.

     Currently, customer awareness is one of the most critical; areas of the Y2K Project. Management has been providing ongoing training to our staff in am effort to prepare them to answer customer questions and concerns relative to Y2K and its effect on them and their businesses. All employees have been provided with various literature and other information to inform and educate our customers. A committee has been formed comprised of representatives from each of the local financial institutions in order to assume the community that we are united in dealing with Y2K issues and concerns.

                       Changes in Financial Condition

     At March 31, 1999, the consolidated assets of the Company totaled $92.5 million, a decrease of $1.2 million, or 1.26%, from $93.7 million at December 31, 1998. The decrease in total assets was primarily the result of a $1.2 million decrease in deposits which were invested as federal funds sold.

     Net loans receivable increased by $2.1 million, or 4.77%, to $46.0 million at March 31, 1999, compared to $43.9 million at December 31, 1998.
The increase was primarily in the real estate related loan portfolio where the new loan demand continued to exceed loan repayments.

     Investment securities were relatively stable during the first three months of 1999. The increase of $325,000, or 0.87%, from $37.3 million at December 31, 1998, to $37.6 million at March 31, 1999, was primarily the result of the reallocation of funds from maturing securities.

     Federal funds sold, which decreased $3.2 million during the first three months of 1999, were primarily employed to fund the increased demand for loans.

     Deposit liabilities decreased $1.2 million, or 1.54%, from $81.3 million at December 31, 1998, to $80.1 million at September 30, 1998. Management attributes the majority of the decrease to the competitive rate structure in the market area.

     Total shareholders' equity increased $201,000, or 1.74%, from $11.5 million at December 31, 1998, to $11.7 million at March 31, 1999. This increase was primarily the result of $241,000 in earnings for the first three months being offset by the acquisition of 1,312 shares of treasury stock, $36,000, and a slight decrease in other comprehensive income (unrealized losses on securities available-for-sale) of $4,000 during the three months ended March 31, 1999.

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

     Qualitative measures established by the regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined by the regulations), and Tier I capital to average assets (as defined). Management believes, as of March 31, 1999, that the Bank meets all of the capital adequacy requirements to which it is subject.

     As of December 31, 1998, the most recent notification from the FDIC, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in Note 3 - Regulatory Capital. There are no conditions or events since the most recent notification that management believes have changed the Bank's prompt corrective action category.

     At March 31, 1999, FC Banc Corp. had approximately $254,000 in commitments for capital expenditures.


                         Results of Operations

Comparison of Three Months Ended March 31, 1999 and 1998

     General. Net income increased during the first quarter of 1999 as compared to the same three month period ended March 31, 1998. Net income amounted to $241,000 versus $220,000, an increase of $21,000, or 9.55%. This increase was primarily attributed to an increase in net interest income, a negative provision for possible loan losses and the cash surrender values buildup of life insurance policies. These increases were offset by increases in salary and benefit costs, occupancy and equipment expenses and other general operating expenses.

     Interest Income. The rapid increase in average earning assets was the primary contributing factor to the net increase in interest income of $87,000, or 5.82%, for the three months ended March 31, 1999 compared to 1998. The increase was attributed to the additional loan interest and fee income of $70,000 resulting primarily from an increase in loans receivable and a $25,000 increase in investment income which was partially off-set by a $8,000 decrease in income from federal funds sold. These increases were off-set by the $12,000 increase in interest expense.

     Interest Expense. Interest expense on deposit liabilities increased $12,000 for the three months ended March 31, 1999, as compared to the same period in 1998. Total deposits increased by $1.3 million comparing March 31, 1999, to 1998, the average cost of funds for the first three months of 1999 was 3.13%, as compared to 3.53% for the same period in 1998.

     Provision for Loan Losses. There were net recoveries of $2,000 during the three months ended March 31, 1999, compared to net recoveries of $102,000 during the same period in 1998. There was a negative provision for loan losses during the first quarter in 1999 compared to no provision during the same period ending March 31, 1998. The negative provision was based upon the results of the ongoing loan reviews and composition of the loan portfolio, primarily loans secured by one- to four-family residential properties and other forms of collateral, which are considered to have less risk.

     Non-Interest Income. Non-interest income increased $25,000, or 19.08%, to $156,000 for the three months ended March 31, 1999, from $131,000 for the three months ended March 31, 1998. The increase was primarily attributable to a $18,000 increase in cash surrender values of life insurance contracts and $8,000 increase in other miscellaneous charges. There were no security gains or losses recognized during the three month period ended March 31, 1999, as compared to $4,000 in gains recognized on the sale of other investment securities during the period ended March 31, 1998.

     Non-Interest Expense. Non-interest expense increased $92,000, or 12.55%, to $825,000 for the three months ended March 31, 1999, from $733,000 in the comparable period in 1998. Of this increase, $48,000 was attributable to an increase in compensation and benefit expense in 1999, reflecting normal salary benefit adjustments. Net occupancy and equipment expense increased $28,000, or 20.29%, to $166,000 for the three months ended March 31, 1999, as compared to the same period in 1998. The ratio of non-interest expense to average total assets was 0.89% and 0.90% for the three months ended March 31, 1999 and 1998, respectively.

     Income Taxes. The provision for income taxes increased $12,000 for the three months ended March 31, 1999, compared with the prior year, primarily as a result of higher taxable income for the quarter.

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

              Not Applicable


     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

              Not Applicable


     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On March 24, 1999, the Corporation held its Annual Meeting of Shareholders.

          Each of the three directors nominated were elected to terms of three (3) years expiring in 2002 by the following votes:

          Samuel J. Harvey       For: 443,268  Withheld:  10,734  Abstain:   0
                                      -------             ------            ---
          Charles W. Kimerline   For: 448,974  Withheld:   5,028  Abstain:   0
                                      -------              -----            ---
          James B. Pigman        For: 446,964  Withheld:   7,038  Abstain:   0
                                      -------              -----            ---


          Three other matters were submitted to the shareholders, for which the following votes were cast:

          2. Approval of the amendment to the Articles of Incorporation of FC Banc Corp. to increase authorized common stock, without par value, from 1,000,000 to 4,000,000 shares:

              For: 395,694     Against: 44,214      Abstain: 14,094
                   -------              ------               ------

          3.  Approval of the amendment to the Code of Regulations,
              Article 2, Section, 2.10 to change the circumstances under which directors may be removed and the procedures for removal of a director:

              For: 421,690     Against:  5,650     Abstain:  26,662
                   -------               -----               ------

          4. Ratification of the selection of Robb, Dixon, Francis, Davis, Oneson & Company as the auditors of FC Banc Corp. for the current year:

              For:  450,760     Against:    52      Abstain:  3,234
                    -------              -----                -----

     ITEM 5 - OTHER INFORMATION

              Not Applicable


     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

              a.  Exhibit 27: Financial Data Schedule

              b. A report on Form 8-K was filed on March 24, 1999 announcing the commencement of a stock repurchase program to acquire up to 31,111 common shares.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.




                                                 FC BANC CORP

May 14, 1999                                    /s/ G.W. Holden
--------------------------------                 -------------------------------
Date                                             G. W. Holden
                                                 President and
                                                 Chief Executive Officer


May 14, 1999                                    /s/ Jeffrey Wise
--------------------------------                 -------------------------------
Date                                             Jeffrey Wise
                                                 Principal Financial Officer