Form 10QSB
period 1999-06-30
FC BANC CORP
filed 1999-08-13
CIK 893539

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED June 30, 1999.

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     __________ TO __________

                         Commission file number  - 33-53596
                                   FC BANC CORP.
        ---------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

              OHIO                                    34-1718070
-------------------------------           -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

Farmers Citizens Bank Building,
105 Washington Square
Box 567, Bucyrus, Ohio                                  44820-0567
----------------------------------------                ----------
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
 Yes   X       No
     ------       ------

As of August 2, 1999, 630,427 shares of Common Stock of the Registrant were outstanding. There were no preferred shares outstanding.

                               FC BANC CORP.
                               BUCYRUS, OHIO

                               FORM 10-QSB

                                  INDEX

===============================================================================
                                                                 Page Number

PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

             Condensed consolidated balance sheets --                    3
             June 30, 1999 and December 31, 1998

             Condensed consolidated statements of income --              4
             Six months ended June 30, 1999 and 1998

             Condensed consolidated statements of changes in
             shareholders' equity -- Six months ended June 30, 1999
             and year ended December 31, 1998                            5

             Condensed consolidated statement of cash flows
             Six months ended June 30, 1999 and 1998                     6

             Notes to condensed consolidated financial statements        7
             June 30, 1999 and December 31, 1998

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        10

PART II      OTHER INFORMATION

Item 1.      Legal Proceedings                                          15

Item 2.      Changes in Securities                                      15

Item 3.      Defaults upon Senior Securities                            15

Item 4.      Submission of Matters to a Vote of Security Holders        15

Item 5.      Other Information                                          16

Item 6.      Exhibits and Reports on Form 8-K                           16

Signatures                                                              16

                                 FC BANC CORP.
                                 Bucyrus, Ohio
                           CONSOLIDATED BALANCE SHEETS
===============================================================================
[CAPTION]

                                                                     (Dollars in thousands)
                                                                  (Unaudited)     (Unaudited)
                                                                     June 30,     December 31,
                                                                       1999          1998
                                                                       ----          ----
ASSETS
Cash and cash equivalents
     Cash and due from banks                                           $ 3,149        $  3,964
     Interest-bearing demand deposits                                       11               5
     Federal funds sold                                                    300           3,500
                                                                      --------        --------
          Total cash and cash equivalents                                3,460           7,469

Investment securities, available-for-sale                               37,259          37,319

Loans (net of unearned interest)                                        50,853          45,649
Less: allowance for loan losses                                         (1,680)         (1,725)
                                                                      --------        --------
          Net loans                                                     49,173          43,924

Premises and equipment                                                   1,897           1,489
Accrued income receivable                                                  757             711
Cash surrender value of life insurance                                   2,264           2,385
Deferred income taxes                                                      468             316
Other assets                                                               164              72
                                                                      --------        --------

          TOTAL ASSETS                                                 $95,442         $93,685

LIABILITIES
Deposits
     Demand deposits                                                   $ 9,274         $10,517
     Now accounts                                                       12,026          13,175
     Savings accounts                                                   26,562          24,195
     Time deposits of $100,000 or more                                   1,191           1,327
     Other time deposits                                                34,240          32,097
                                                                      --------        --------
          Total deposits                                                83,293          81,311

Other borrowed funds                                                        32               0
Accrued interest payable                                                   178             188
Accrued federal income taxes                                                10             173
Other liabilities                                                          504             466
                                                                      ---------       --------
          TOTAL LIABILITIES                                             84,017          82,138

SHAREHOLDERS' EQUITY
Preferred stock ( $25.00 par value) 750 shares authorized,
     no shares issued                                                        0               0
Common stock (no par value) 4,000,000 shares authorized,
     665,632 shares issued                                                 832             832
Additional paid-in capital                                               1,370           1,370
Retained earnings                                                       10,401          10,079
Treasury stock, at cost: 35,205 and 30,703 shares                         (363)            (49)
Accumulated other comprehensive income                                    (815)           (685)
                                                                      --------        --------

          TOTAL SHAREHOLDERS' EQUITY                                    11,425          11,547
                                                                      --------        --------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $95,442         $93,685
                                                                      ========        ========

-------------------------------------------------------------------------------
See accompanying notes

                                 FC BANC CORP.
                                 Bucyrus, Ohio
                     CONSOLIDATED STATEMENTS OF INCOME

=============================================================================

                                                 (Dollars in thousands, except per share)
                                                   (Unaudited)                   (Unaudited)
                                                  3 Months Ended                6 Months Ended
                                                     June 30,                      June 30,
                                                  1999        1998            1999         1998
                                                  ----        ----            ----         ----

INTEREST INCOME
Interest and fees on loans                        $ 1,096     $ 1,010          $ 2,148      $ 1,992
Interest on investment securities:
     Taxable                                          420         474              845          878
     Exempt from federal income tax                    80          90              163          169
Interest on federal funds sold                         37           9               58           38
                                                  -------     -------          -------      -------

     TOTAL INTEREST INCOME                          1,633       1,583            3,214        3,077

INTEREST EXPENSE
Interest on interest-bearing demand accounts           59          75              116          141
Interest on savings accounts                          151         155              289          310
Interest on certificates of deposit                   435         416              856          799
Interest on federal funds purchased and
     securities sold under agreement
     to repurchase                                      0           5                0            5
                                                  -------    --------          -------      -------

     TOTAL INTEREST EXPENSE                           645         651            1,261        1,255
                                                  -------    --------          -------      -------
     NET INTEREST INCOME                              988         932            1,953        1,822

Provision for loan losses                             (25)        (25)             (50)         (25)
                                                  -------     -------          -------      -------
     NET INTEREST INCOME AFTER
          PROVISION FOR LOAN LOSS                   1,013         957            2,003        1,847

NON-INTEREST INCOME
Service charges on deposit accounts                   106         106              203          199
Other service charges                                   9           7               17           15
Life insurance                                         36          17               72           34
Safe/night deposit                                      3           3                9            9
Investment security gains (losses)                     (3)          3               (3)           8
Other income                                           (3)         32                8           33
                                                  -------     -------          -------      -------
     TOTAL NON-INTEREST INCOME                        148         168              306          298
                                                  -------     -------          -------      -------

NON-INTEREST EXPENSE
Salaries and  benefits                                387         353              768          683
Net occupancy and equipment expense                   175         165              340          303
FDIC deposit insurance expense                          2           2                5            4
State and other taxes                                  39          40               79           79
Other expense                                         189         212              427          435
                                                  -------     -------          -------      -------
     TOTAL NON-INTEREST EXPENSE                       792         772            1,619        1,504
                                                  -------     -------          -------      -------

     NET INCOME BEFORE FEDERAL INCOME
          TAX EXPENSE                                 369         353              690          641
Federal income tax expense                             98          89              178          157
                                                  -------     -------          -------      -------
     NET INCOME                                    $  271      $  264          $   512      $   484
                                                  =======     =======          =======      =======

PER SHARE DATA:
Basic net income                                    $0.43       $0.41            $0.81        $0.75
Diluted net income                                  $0.42       $0.39            $0.80        $0.72

------------------------------------------------------------------------------
See accompanying notes

                                FC BANC CORP.
                                Bucyrus, Ohio
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================


                                                               (Dollars in thousands)
                                                               (Unaudited)        (Unaudited)
                                                             6 Months Ended     6 Months Ended
                                                                 June 30,           June 30,
                                                                  1999              1998
                                                                  ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $  512            $  484
Adjustments to reconcile net income to net cash
    provided by operating activities:
          Depreciation                                               195               164
          Provision for loan losses                                  (50)              (25)
          Provision for deferred taxes                                 6              (146)
          Gain (loss) on sale of investments                           3                (8)
          Income accrued on life insurance contracts                 (72)              (34)
          Amortization/Accretion - net                               108                34
          Changes in operating assets and liabilities:
               (Increase) decrease in other assets                   107              (216)
               Increase (decrease) in taxes payable                 (163)              348
               Decrease in accrued income receivable                 (46)              (58)
               Decrease in accrued interest payable                  (10)                0
               Increase in other liabilities                          38               146
                                                                  ------            ------
               Total adjustments                                     116               205
                                                                  ------            ------

     Net cash provided by operating activities                       629               689

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale securities          5,971             4,342
Purchase of available-for-sale securities                         (7,208)          (13,380)
Net change in loans                                               (5,207)           (4,431)
Proceeds from sale of available-for-sale securities                  714             2,172
Purchase of premises and equipment                                  (603)             (164)
                                                                  ------            ------

     Net cash used in investing activities                        (6,333)          (11,461)
                                                                  ------            ------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand and savings deposits               (25)            7,977
Net increase in certificates of deposit                            2,007             2,768
Net decrease in short-term borrowings                                  0               600
Proceeds from long-term debt                                          32               (41)
Purchase of treasury stock                                          (148)               (7)
Sale of treasury stock                                                18                 0
Purchase of treasury stock                                          (190)             (193)
                                                                  ------            ------

     Net cash provided by financing activities                     1,694            11,104
                                                                  ------            ------

Net increase in cash and cash equivalents                         (4,009)              332

Cash and cash equivalents at beginning of period                   7,469             3,567
                                                                  ------            ------

Cash and cash equivalents at end of period                        $3,460            $3,899
                                                                  ======            ======


SUPPLEMENTAL INFORMATION:
     Cash paid for:
          Interest                                                $1,271            $1,255
          Net income taxes                                           335                40

-------------------------------------------------------------------------------
See accompanying notes

                                 FC BANC CORP
                                 BUCYRUS, OHIO
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
        Six Months Ended June 30, 1999 and Year Ended December 31, 1998
===============================================================================


                                                                 (Dollars in thousands)
                                                                                  Accumulated
                                                                                  Other        Total        Other
                                                                                  Compre-      Share-       Compre-
                                        Common   Paid-in    Retained   Treasury   hensive      holders'     hensive
                                        Stock    Capital    Earnings   Stock      Income       Equity       Income
                                        -----    -------    --------   -----      ------       ------       ------

Balances at December 31, 1997           $ 832    $1,370    $ 9,461     $(484)      $ 16           $11,195

Comprehensive Income
Net Income
    Other comprehensive income,                              1,001                                 1,001      $1,001
    net of tax:
         Change in unrealized
         gain (loss) on securities
         available-for-sale,
         net of deferred income tax of #31
         Total comprehensive income                                                 (65)              (65)       (65)
                                                                                                              ------
                                                                                                                $936
                                                                                                              ======
Dividends declared - common ($.60) per share)                 (383)                                  (383)

Purchseof 7,447 shares of tresury stock                                 (201)                        (201)
                                        -----    ------     ------       ---       ----           -------
Balance at December 31, 1998              832     1,370     10,079      (685)       (49)           11,547

Net Income
     Other comprehensive income,                               512                                   512        $512
     net of tax:
         Change in unrealized
         gain (loss) on securities
         available-for-sale,
         net of deferred income tax of $157
         Total comprehensive income                                                (314)            (314)       (314)
                                                                                                                $198
                                                                                                                ====
Dividends declared - common ($.30 per share)                   (190)                                (190)

Purchase 5,302 shares of treasury stock                                 (148)                       (148)

Sale of 800 shares of treasury stock                                      18                          18
                                         ----    ------     -------    -----      -----          -------
Balances at June 30, 1999               $ 832    $1,370     $10,401    $(815)     $(363)         $11,425
                                         ====    ======     =======    ======     ======         =======

-------------------------------------------------------------------------------
See accompanying notes

                                 FC BANC CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 June 30, 1999 (Unaudited) and December 31,1998



NOTE 1.  BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of FC Banc Corp.'s ("Company" or "Bancorp") financial position as of June 30, 1999, and December 31, 1998, and the results of operations for the three-and six-months ended June 30, 1999 and 1998, and the cash flows for the six months ended June 30, 1999 and 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the six months ended June 30, 1999, are not necessarily indicative of the results which may be expected for the entire fiscal year.



NOTE 2.ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

                                                      (Dollars in thousands)

                                         Six months ended   Year ended
                                             June 30,       December 31,
                                               1999           1998
                                               ----           ----

Balance, beginning of period                 $1,725         $1,480
Provision for loan losses                       (50)           (75)
Recoveries                                       39            379
Charge-offs                                     (34)           (59)
                                             ------         ------
Balance, end of period                       $1,680         $1,725
                                             ======         ======

NOTE 3.  REGULATORY CAPITAL

The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at June 30, 1999.


                                         (Dollars in thousands)
                                                                         To Be Categorized as
                                                                          "Well Capitalized"
                                                                              Under Prompt
                                                        For Capital           Corrective
                                        Actual        Adequacy Purposes   Action Provisions
                                        ------        -----------------   -----------------
                                    Amount   Ratio    Amount    Ratio     Amount    Ratio
                                    ------   -----    ------    -----     ------    -----
Total Risk-Based Capital
(To Risk-Weighted Assets)           $12,315  22.02%   $4,474     8.00%    $5,592    10.00%
Tier I Capital
(To Risk-Weighted Assets)            11,604  20.75%     N/A      N/A       3,355     6.00%
Tier I Capital
(To Total Assets)                    11,604  12.16%    3,817     4.00%     4,771     5.00%
Tangible Capital
(To Total Assets)                    11,604  12.16%    3,817     4.00%      N/A       N/A

NOTE 4.EARNINGS PER SHARE

Earnings per share ("EPS") is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which was adopted by the Company as of December 31, 1997. Common stock equivalents include shares granted under the Stock Option Plan ("SOP"). Following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations.

                                      For the Three months Ended June 30, 1999
                                      ----------------------------------------
                                         Income        Shares         Per Share
                                       (Numerator)  (Denominator)       Amount
                                       -----------  -------------       ------
Basic EPS
     Income available to
     common shareholders                $270,989       632,447          $0.43

Effect of dilutive securities:                 0        10,339
                                        --------       -------
Diluted EPS Income available to
     common shareholders +
     assumed conversions                $270,989       642,786          $0.42
                                        ========       =======          =====



                                      For the Three months Ended June 30, 1998
                                      ----------------------------------------
                                        Income        Shares         Per Share
                                       (Numerator)  (Denominator)       Amount
                                       ----------   -------------       ------
Basic EPS
     Income available to
     common shareholders                $264,317       642,216          $0.41

Effect of dilutive securities:                 0        37,420
                                        --------       -------
Diluted EPS Income available to
     common shareholders +
     assumed conversions                $264,317       679,636          $0.39
                                        ========       =======          =====

                                      For the Six months Ended June 30, 1999
                                      --------------------------------------
                                        Income        Shares         Per Share
                                       (Numerator)  (Denominator)      Amount
                                        --------     ----------        -----
Basic EPS
     Income available to
     common shareholders                $512,444       633,391          $0.81

Effect of dilutive securities:              0.00         9,495
                                        --------       -------
Diluted EPS Income available to
     common shareholders +
     assumed conversions                $512,444       642,886          $0.80
                                        ========       =======          =====

                                      For the Six months Ended June 30, 1998
                                      --------------------------------------
                                        Income         Shares        Per Share
                                       (Numerator)    (Denominator)  Amount
                                        ---------      -----------   ------
Basic EPS
     Income available to
     common shareholders                $483,925       642,290       $0.75

Effect of dilutive securities:                 0        30,390
                                        --------       -------
Diluted EPS Income available to
     common shareholders +
     assumed conversions                $483,925       672,680       $0.72
                                        ========       =======       =====


NOTE 5.  RECLASSIFICATIONS

Certain amounts in the prior period's financial statements have been reclassified to be consistent with the current period's presentation. The reclassifications have no effect on net income.



                                 FC BANC CORP.

         MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
===============================================================================
Safe Harbor Clause

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

     Earnings per common share were computed by dividing net income by the weighted-average number of shares outstanding for the three- and six-month periods ended June 30, 1999 and 1998. Prior period earnings per share calculations were restated to reflect the one-for-one stock split which was effective August 14, 1998.

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

     We are identifying relevant systems; repairing, replacing, or upgrading systems to resolve potential problems; and testing systems for Year 2000 compatibility. We are also working closely with our third-party service providers to monitor their readiness for Year 2000. Management has been assured by their software vendors that any program changes necessary to ensure
Year 2000 compliance will be completed in adequate time to prevent any foreseeable processing problems. We have completed the testing and have implemented all available system changes as required by federal bank regulators. We will have alternative methods of doing business as a contingency should problems occur.

     The Company's Business Resumption Contingency Planning Policy was completed prior to June 30, 1999. The policy identifies key milestones and includes information collection tools, establishes a reporting system and detail s work plans which are essential to the drafting of the appropriate contingency plans. The contingency plans address actions to be taken to continue operations in the event of system failure due to areas that cannot be tested in advance, such as power and telephone service, which are vital to business continuation. Validation of the Contingency and Business Resumption
Plans and testing procedures has been completed by the bank's consultants.
Internal testing of the Contingency and Business Resumption Plans are currently underway.

     All personal computers ("PCs") and related software throughout the Company have been inventoried and tested for Year 2000 capabilities. The
Company is using two testing methods for PC certification of Year 2000 compatibility. PCs must pass both tests to be considered ready for Year
2000. Those PCs identified as non-Year 2000 compatible will be modified or replaced . The Company believes that the Year 2000 issue will not pose significant operational problems and is not anticipated to be material to its financial position or results of operation in any given year. As of June 30, 1999, the Company had budgeted $202,000 for estimated Year 2000 implementation costs. Thus far, the Company has incurred approximately $71,000 of related
Y2K expenses and management anticipates that total costs will not exceed the budgeted amount. The remaining costs are expected to be expensed over the next 6 to 9 months, impacting fiscal years ending December 31, 1999 and 2000.
This estimate is based on information available at June 30, 1999, and may be revised as additional information and actual costs become available.

     Currently, customer awareness is one of the most critical areas of the Y2K Project. Management has been providing ongoing training to our staff in an effort to prepare them to answer customer questions and concerns relative to Y2K and its effect on them and their businesses. All employees have been provided with various literature and other information to inform and educate our customers. A committee has been formed comprised of representatives from each of the local financial institutions in order to assume the community that we are united in dealing with Y2K issues and concerns. Member of the bank's senior management team have been actively involved with the local Y2K committee.


Current customer communication efforts include monthly statement stuffers, drive-in envelops, speeches before local community gatherings, and so forth.

                     Changes in Financial Condition

     At June 30, 1999, the consolidated assets of the Company totaled $95.4 million, an increase of $1.7 million, or 1.88%, from $93.7 million at December
31, 1998. The increase in total assets was primarily the result of a $2.0 million increase in deposits which were utilized to partially satisfy credit demands.

     Net loans receivable increased by $5.3 million, or 11.95%, to $49.2 million at June 30, 1999, compared to $43.9 million at December 31, 1998. The increase was primarily in the commercial and real estate related loan portfolios where the new loan demand continued to exceed loan repayments.

     Investment securities were relatively stable during the first six months of 1999. The net decrease of $60,000, from December 31, 1998, was primarily the result of the fluctuation in market values of the individual securities within the investment portfolio.

     Federal funds sold, which decreased $3.2 million during the first six months of 1999, were primarily employed to fund the increased demand for loans.

     Deposit liabilities increased $2.0 million, or 2.44%, from $81.3 million at December 31, 1998, to $83.3 million at June 30, 1999. Management attributes the majority of the increase to the competitive rate structure in the market area.

     Total shareholders' equity decreased $122,000, or 1.06%, from $11.5 million at December 31, 1998, to $11.4 million at June 30, 1999. This decrease was primarily the result of the payment of $190,000 in cash dividends, the acquisition of 5,302 shares of treasury stock, $148,000, and a decrease in other comprehensive income (unrealized losses on securities carried as available-for-sale). Offsetting these decreases were $512,000 in earnings for the first six months and the proceeds from the sale of treasury stock to satisfy the stock options that were exercised.

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

     Qualitative measures established by the regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined by the regulations), and Tier I capital to average assets (as defined).
Management believes, as of June 30, 1999, that the Bank meets all of the capital adequacy requirements to which it is subject.

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

     At June 30, 1999, FC Banc Corp. had no material commitments for capital expenditures.

                           Results of Operations

Comparison of Three months Ended June 30, 1999 and 1998

     General. Net income increased during the second quarter of 1999 as compared to the same three month period ended June 30, 1998. Net income amounted to $271,000 versus $264,000, an increase of $7,000, or 2.65%. This increase was primarily attributed to an increase in net interest income, a negative provision for possible loan losses and the cash surrender values buildup of life insurance policies. These increases were offset by increases in salary and benefit costs and occupancy and equipment expenses. Other general operating expenses decreased by a total of $24,000 which also contributed to the increase in net income.

     Interest Income. The increase in average earning assets was the primary contributing factor to the net increase in interest income of $50,000, or 3.16%, for the three months ended June 30, 1999 compared to 1998. The increase was attributed to the additional loan interest and fee income of $86,00
0 resulting primarily from an increase in loans receivable and a $28,000 increase in federal funds sold income which was partially off-set by a $64,000 decrease in income from investment securities. These increases were complemented by the $6,000 decrease in interest expense.

     Interest Expense. Interest expense on deposit liabilities remained relatively constant, decreasing by $1,000, for the three months ended June
30, 1999, as compared to the same period in 1998. Total deposits increased by $6.5 million comparing June 30, 1999, to 1998, the average cost of funds for the three months ended June 30, 1999, was 3.12%, as compared to 3.13% for the same three month period in 1998.

     Provision for Loan Losses. There were net recoveries of $3,000 during the three months ended June 30, 1999, compared to net recoveries of $4,000 during the same period in 1998. There was a negative provision for loan losses during the second quarter in both 1999 and 1998. The negative provisions were based upon the results of the ongoing loan reviews and composition of the loan portfolio, primarily loans secured by one- to four-family residential properties and other forms of collateral, which are considered to have less risk.

     Non-Interest Income. Non-interest income decreased $20,000, or 11.90%, to $148,000 for the three months ended June 30, 1999, from $168,000 for the three months ended June 30, 1998. The decrease was primarily attributable to a $35,000 decrease other miscellaneous income and losses of $3,000 on the sale of investment securities. The decrease was partially offset by an increase in the cash surrender values of life insurance contracts, $19,000, and $2,000 increase in other service charges. There were $3,000 in security gains recognized during the three month period ended June 30, 1998.

     Non-Interest Expense. Non-interest expense increased $20,000, or 2.59%, to $792,000 for the three months ended June 30, 1999, from $772,000 in the comparable period in 1998. Of this increase, $34,000 was attributable to an increase in compensation and benefit expense in 1999, reflecting normal salary benefit adjustments. Net occupancy and equipment expense increased $10,000, or 6.06%, to $175,000 for the three months ended June 30, 1999, as compared to the same period in 1998.

     Income Taxes. The provision for income taxes increased $9,000 for the three months ended June 30, 1999, compared with the prior year, primarily as a result of higher taxable income for the quarter.

Comparison of Six months Ended June 30, 1999 and 1998

     General. Net income increased during the first two quarters of 1999 as compared to the same six month period ended June 30, 1998. Net income amounted to $512,000 versus $484,000, an increase of $28,000, or 5.79%. This increase was primarily attributed to an increase in net interest income, a negative provision for possible loan losses and the cash surrender values buildup of life insurance policies. These increases were offset by increases in salary and benefit costs, occupancy and equipment expenses and other general operating expenses.

     Interest Income. The continued increase in average earning assets was the primary contributing factor to the net increase in interest income of $131,000, or 7.19%, for the six months ended June 30, 1999 compared to 1998.
The increase was attributed to the additional loan interest and fee income of $156,000 resulting primarily from an increase in loans receivable and a $20,000 increase in federal funds sold income which was partially off-set by a $39,000 decrease in income from investment securities. These increases were off-set by the $6,000 increase in interest expense.

     Interest Expense. Interest expense on deposit liabilities increased slightly, or $11,000, for the six months ended June 30, 1999, as compared to the same period in 1998. Total deposits increased by $6.5 million comparing
June 30, 1999, to 1998, the average cost of funds for the first six months of 1999 was 3.12%, as compared to 3.13% for the same period in 1998. Overall, the interest costs associated with the higher yielding deposit products
(primarily certificates of deposits) have continued their gradual decrease while demand and savings deposit yields have remained relatively constant.

     Provision for Loan Losses. There were net recoveries of $5,000 during the six months ended June 30, 1999, compared to net recoveries of $106,000 during the same period in 1998. There were negative provisions for loan losses of $50,000 and $25,000 during the six month periods ended June 30, 1999 and 1998, respectively. The negative provisions were based upon the results of the ongoing loan reviews and composition of the loan portfolio, primarily loans secured by one- to four-family residential properties and other forms of collateral, which are considered to have less risk.

     Non-Interest Income.  Non-interest income increased $8,000, or 2.98%, to
$306,000 for the six months ended June 30, 1999, from $298,000 for the six months ended June 30, 1998. The increase was primarily attributable to a $38,000 increase in cash surrender values of life insurance contracts and $6,000 increase in service charges. There were $3,000 in security losses recognized during the six month period ended June 30, 1999, as compared to $8,000 in gains recognized on the sale of other investment securities during the period ended June 30, 1998.

     Non-Interest Expense. Non-interest expense increased $115,000, or 7.65%, to $1.6 million for the six months ended June 30, 1999, from $1.5 million in the comparable period in 1998. Of this increase, $85,000 was attributable to an increase in compensation and benefit expense in 1999, reflecting normal salar y benefit adjustments. Net occupancy and equipment expense increased $37,000, or 12.21%, to $340,000 for the six months ended June 30, 1999, as compared to the same period in 1998. The ratio of non-interest expense to average total assets was 3.44% and 3.52% for the six months ended June 30, 1999 and 1998, respectively.


     Income Taxes. The provision for income taxes increased $21,000 for the six months ended June 30, 1999, compared with the prior year, primarily as a result of higher taxable income for the quarter.


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

          Not Applicable


     ITEM 5 - OTHER INFORMATION

         Not Applicable


     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

              a.  Exhibit 27: Financial Data Schedule

              b.  No report on Form 8-K was filed during the quarter ended
                  June 30, 1999.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.





                                      FC BANC CORP.


Date   August 13, 1999                /s/ G.W. Holden
-----------------------               ----------------------------------------
                                       G. W. Holden
                                       President and Chief Executive Officer




Date   August 13, 1999                /s/ Jeffrey Wise
-----------------------               ----------------------------------------
                                       Jeffrey Wise
                                       Principal Financial Officer

