Form 10QSB
period 1999-09-30
FC BANC CORP
filed 1999-11-15
CIK 893539

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                Form 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED September 30, 1999.
[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     __________ TO __________

                    Commission file number  - 33-53596
                              FC BANC CORP.
   -----------------------------------------------------------------
   (Exact name of small business issuer as specified in its charter)

            OHIO                                   34-1718070
-------------------------------      -----------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

Farmers Citizens Bank Building,
105 Washington Square
Box 567, Bucyrus, Ohio                               44820-0567
---------------------------------------              -----------
(Address of principal executive offices)             (Zip Code)

                               (419) 562-7040
                          --------------------------
                          (Issuer's telephone number)

                                     N/A
                                     ---
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No . . .
    --------

As of November 5, 1999, 628,091 shares of Common Stock of the Registrant were outstanding. There were no preferred shares outstanding.

                               FC BANC CORP.
                               BUCYRUS, OHIO

                                FORM 10-QSB

                                   INDEX
================================================================================

                                                                 Page Number

PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

             Condensed consolidated balance sheets --                    3
             September 30, 1999 and December 31, 1998

             Condensed consolidated statements of income --              4
             Three and nine months ended September 30, 1999 and 1998

             Condensed consolidated statements of changes in
             shareholders' equity -- Nine months ended September
             30, 1995 and year ended December 31, 1998                   5

             Condensed consolidated statement of cash flows--            6
             Nine months ended September 30, 1999 and 1998

             Notes to condensed consolidated financial statements --     7
             September 30, 1999 and December 31, 1998

Item 2.      Management's Discussion and Analysis of Financial          10
             Condition and Results of Operations

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                           16

Item 2.     Changes in Securities                                       16

Item 3.     Defaults upon Senior Securities                             16

Item 4.     Submission of Matters to a Vote of Security Holders         16

Item 5.     Other Information                                           16

Item 6.     Exhibits and Reports on Form 8-K                            16

Signatures                                                              17

                                 FC BANC CORP.
                                 Bucyrus, Ohio
                         CONSOLIDATED BALANCE SHEETS

=============================================================================

                                                         (Dollars in thousands)
                                                         (Unaudited)
                                                         September 30,     December 31,
                                                           1999             1998
                                                           ----             ----
ASSETS
Cash and cash equivalents
     Cash and amounts due from depository institutions     $ 3,721          $ 3,964
     Interest-bearing demand deposits in banks                   9                5
     Federal funds sold                                      2,100            3,500
                                                            ------           ------
          Total cash and cash equivalents                    5,830            7,469

Investment securities, available-for-sale                   35,732           37,319


Loans                                                       52,183           45,649
Allowance for loan losses                                   (1,644)          (1,725)
                                                            ------           ------
          Net loans                                         50,539           43,924

Premises and equipment, net                                  2,036            1,489
Accrued income receivable                                      929              711
Cash surrender value of life insurance                       2,290            2,385
Deferred income taxes                                          429              316
Other assets                                                    98               72
                                                            ------           ------

          TOTAL ASSETS                                     $97,883          $93,685
                                                           =======          =======

LIABILITIES
Deposits
     Non-interest-bearing                                  $ 9,900          $10,517
     Interest-bearing                                       75,627           70,794
                                                           -------          -------
          Total deposits                                    85,527           81,311

Borrowed funds                                                  31                0
Accrued interest payable                                       158              188
Accrued federal income taxes                                    27              173
Other liabilities                                              507              466
                                                            ------           ------

          TOTAL LIABILITIES                                 86,250           82,138

SHAREHOLDERS' EQUITY
Preferred shares ( $25.00 par value) 750 shares
      authorized, -0- shares issued                              0                0
Common stock (no par value) 4,000,000 shares
     authorized, 665,632 shares issued                         832              832
Additional paid-in capital                                   1,370            1,370
Retained earnings                                           10,572           10,079
Treasury stock, at cost: 37,541 and 30,703 shares held        (856)            (685)
Accumulated other comprehensive income                        (285)             (49)
                                                            ------           ------

          TOTAL SHAREHOLDERS' EQUITY                        11,633           11,547
                                                            ------           ------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $97,883          $93,685
                                                           =======          =======

------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                FC BANC CORP.
                                Bucyrus, Ohio
                        CONSOLIDATED INCOME STATEMENTS
===============================================================================

                                                                (Unaudited)
                                                        (Dollars in thousands)

                                                                3 Months                            9 Months
                                                    September 30,      September 30,     September 30,     September 30,
                                                        1999               1998              1999              1998
                                                        ----               ----              ----              ----
INTEREST INCOME
Interest and fees on loans                           $1,149             $1,103            $3,297            $3,095
Interest and dividends on investments                   512                515             1,520             1,563
Interest on federal funds sold                           24                 18                81                55
Interest on due from banks                                4                  0                 4                 0
                                                     ------             ------            ------            ------
     TOTAL INTEREST INCOME                            1,689              1,636             4,902             4,713

INTEREST EXPENSE
Interest on deposits                                    656                645             1,917             1,895
Interest on borrowed funds                                0                  1                 1                 6
                                                     ------             ------            ------            ------
     TOTAL INTEREST EXPENSE                             656                646             1,918             1,901
                                                     ------             ------            ------            ------
     NET INTEREST INCOME                              1,033                990             2,984             2,812

Provision for loan losses                               (50)               (25)             (100)              (50)
                                                     -------             ------            ------           -------
     NET INTEREST INCOME AFTER
          FOR LOAN LOSSES                              1,083              1,015            3,084             2,862

NON-INTEREST INCOME
Service charges on deposits                              109                111              312               311
Life insurance                                            28                 23              101                57
Investment security gains (losses)                         0                  2               (3)               10
Sale of fixed assets gains (losses)                        1                  0                1                 0
Other income                                              21                (10)              54                47
                                                       -----              -----           ------            ------
     TOTAL NON-INTEREST INCOME                           159                126              465               425

NON-INTEREST EXPENSE
Salaries and employee benefits                           436                412            1,204             1,096
Occupancy and equipment, net                             181                154              511               451
Bank and ATM charges                                      23                 21               68                60
Credit cards                                               5                 14               14                34
Data processing                                           28                  0               31                 2
Directors' fees                                           19                 12               58                48
Examination and accounting fees                           12                 32               35                53
State and other taxes                                     21                 45              100               124
Postage and courier                                       17                 16               53                47
Supplies and printing                                     10                 16               41                65
Other expenses                                           126                108              381               355
                                                       -----              -----            -----             -----
     TOTAL NON-INTEREST EXPENSE                          878                830            2,496             2,335
                           INCOME BEFORE FEDERAL INCOME
          TAX EXPENSE                                    364                311            1,053               952

Federal income tax expense                                99                 74              276               231
                                                      ------              -----           ------            ------
     NET INCOME                                       $  265              $ 237           $  777            $  721
                                                      =======             =====           ======            ======

EARNINGS PER SHARE:
     Basic                                             $0.42              $0.37            $1.23             $1.12
     Diluted                                           $0.42              $0.37            $1.21             $1.12

-------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                   F C BANCORP
                                  BUCYRUS, OHIO
              CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
     Nine Months Ended September 30, 1999 and Year Ended December 31, 1998
-----------------------------------------------------------------------------

                                          Number of shares                         Amounts
                                          ---------------                          -------
                                                                                (Dollars in thousands)
                                                                                                 Accumu-
                                                                                                 lated
                                                                                                 other
                                                                 Additional                      compre-  Compre-
                                      Common   Treasury  Common  paid-in     Retained  Treasury  hensive  hensive
                                      stock    stock     stock   surplus     earnings  stock     income   income
                                      -----    -----     -----   -------     --------  -----     ------   ------
December 31, 1997                     665,632  23,256    $ 832   $1,370      $9,461    ($484)    $16

Net income                                                                    1,001                         $1,001

Other comprehensive income
 Change in unrealized gain (loss)
 on securities available-for-sale,
 net oftax $31                                                                                   (65)          (65)
                                                                                                             -----
Comprehensive income                                                                                         $ 936
                                                                                                             =====

Cash dividend declared
 ($0.60 per share)                                        (383)

Purchase of treasury stock                      7,447                                           (201)
                                      -------  ------    -----   ------      ------     -----   -----
December 31, 1998                     665,632  30,703      832   $1,370      10,079     (685)    (49)

Net income                                                                      777                          $777

Other comprehensive income
     Change in unrealized gain (loss)
     on securities available-for-sale,
     net of tax of $80                                                                          (236)        (236)
                                                                                                             ----
Comprehensive income                                                                                         $541
                                                                                                            =====

Cash dividend declared ($0.45 per share)                                       (284)

Sale of treasury stock                           (900)                           20

Purchase of treasury stock                      7,738                          (191)
                                      -------  ------     ----   ------     -------    ------  -----
September 30, 1999                    665,632  37,541     $832   $1,370     $10,572    $(856)  $(285)
                                      =======  ======     ====   ======     =======    ======  ======

                                FC BANC CORP.
                                Bucyrus, Ohio
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------

                                                       (Dollars in thousands)
                                                             (Unaudited)
                                                            9 Months Ended
                                                             September 30,
                                                         1999            1998
                                                         ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $  777           $  721
Adjustments to reconcile net income to net cash
    provided by operating activities:
          Provision for loan losses                        (100)             (50)
          (Gain) Loss on sale of investment securities        3              (10)
          Gain on disposal of fixed assets                   (1)               0
          Depreciation                                      308              259
          Deferred income taxes                               7                0
          Amortization (accretion)                          158               66
          Income accrued on life insurance contracts        (95)              (57)
          Changes in operating assets and liabilities:
               Accrued interest receivable                 (218)             (68)
               Accrued interest payable                     (30)             (14)
               Taxes payable                               (146)             194
               Other assets                                 (26)            (151)
               Other liabilities                             41              (87)
                                                         ------           ------

     Net cash provided by operating activities              678              803

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities               (7,213)         (15,504)
Proceeds from maturities of
  available-for-sale securities                           7,575            6,602
Proceeds from sales of available-for-sale securities        713            6,565
Purchases of life insurance contracts                      (505)               0
Proceeds from sales of life insurance contracts             694                0
Net increase in loans                                    (6,518)          (5,552)
Purchases of premises and equipment                        (856)            (348)
Proceeds from sales of premises and equipment                 1                0
                                                         ------           ------
     Net cash used by financing activities               (6,109)          (8,237)
                                                         ------            -----

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in:
     Noninterest-bearing, interest-bearing demand,
     and savings deposits                                  (459)           6,682
     Certificates of deposit                              4,676            3,444
Net increase (decrease) in short-term borrowings              0             (600)
Proceeds from long-term borrowings                           35                0
Payments on long term borrowings                             (4)               0
Sale of treasury stock                                       20                0
Purchase of treasury stock                                 (192)            (163)
Dividends paid                                             (284)            (193)
                                                         ------           ------
     Net cash provided by financing activities            3,792            9,170
                                                         ------           ------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (1,639)           1,736

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          7,469            3,567
                                                         ------           ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $5,830           $5,303
                                                         ======           ======

SUPPLEMENTAL DISCLOSURES
Cash paid during the nine-month period for interest      $1,947           $1,915
Cash paid during the nine-month period for income taxes     416               37

-----------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                  FC BANC CORP.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     September 30, 1999, and December 31,1998
                                   (Unaudited)
=============================================================================

NOTE 1.  BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of FC Banc Corp.'s ("Company" or "Bancorp") financial position as of September 30, 1999, and December 31, 1998, and the results of operations for the nine months ended September 30, 1999 and 1998, and the cash flows for the nine months ended September 30, 1999 and 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the nine months ended September 30, 1999, are not necessarily indicative of the results which may be expected for the entire fiscal year.


NOTE 2.  ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

                                             (Dollars in thousands)
                                        Nine months ended     Year ended
                                          September 30,       December 31,
                                              1999               1998
                                              ----               ----

Balance, beginning of period                $1,725             $1,480
Provision for loan losses                     (100)               (75)
Recoveries                                      62                379
Charge-offs                                    (43)               (59)
                                            ------             ------
Balance, end of period                      $1,644             $1,725
                                            ======             ======

NOTE 3.  REGULATORY CAPITAL

The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at September 30, 1999.

                                               (Dollars in thousands)

                                                                               Categorized as "Well
                                                                               Capitalized" Under
                                                             For Capital       Prompt Corrective
                                          Actual          Adequacy Purposes    Action Provisions
                                          ------          -----------------    -----------------
                                     Amount     Ratio     Amount     Ratio     Amount     Ratio
                                     ------     -----     ------     -----     ------     -----
Total Risk-Based Capital
(To Risk-Weighted Assets)            $12,480    21.92%    $4,555    8.00%      $5,694     10.00%
Tier I Capital
(To Risk-Weighted Assets)             11,757    20.65%      N/A      N/A        3,416      6.00%
Tier I Capital
(To Average Assets)                   11,757    12.06%     3,910    4.00%       4,887      5.00%
Tangible Capital
(To Average Assets)                   11,757    11.77%     2,932    3.00%       N/A        N/A



NOTE 4.  EARNINGS PER SHARE

Earnings per share ("EPS""Earnings per Share," which was adopted by the Company as of December 31, 1997. Common stock equivalents include shares granted under the Stock Option Plan ("SOP"). Following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations.


                                    For the Three months Ended September 30, 1999
                                    ---------------------------------------------
                                    Income           Shares             Per Share
                                   (Numerator)      (Denominator)       Amount
                                    ---------        -----------        ------
Basic EPS
     Income available to
     common shareholders            $264,930         625,286            $0.42

Effect of dilutive securities:      None             10,318
                                                      -------
Diluted EPS Income available to
     common shareholders +
     assumed conversions            $264,930         635,604            $0.42
                                    ========         =======            =====


                                    For the Three months Ended September 30, 1998
                                    ---------------------------------------------
                                    Income          Shares           Per Share
                                   (Numerator)     (Denominator)     Amount
                                    ---------       -----------      ------
Basic EPS
     Income available to
     common shareholders            $236,973        641,629          $0.37

Effect of dilutive securities:      None              3,893
                                                    -------
Diluted EPS Income available to
     common shareholders +
     assumed conversions            $236,973        645,522          $0.37
                                    ========        =======          =====



                                    For the Nine months Ended September 30, 1999
                                    Income          Shares           Per Share
                                   (Numerator)     (Denominator)     Amount
                                    ---------       -----------      -----
Basic EPS
     Income available to
     common shareholders            $777,374        631,757          $1.23

Effect of dilutive securities:      None              9,731
                                                    -------
Diluted EPS Income available to
     common shareholders +
     assumed conversions            $777,374        641,488          $1.21
                                    ========        =======          =====


                                    For the Nine months Ended September 30, 1998
                                    Income          Shares           Per Share
                                   (Numerator)     (Denominator)     Amount
                                    --------        -----------      ------
Basic EPS
     Income available to
     common shareholders            $720,898        641,629          $1.12

Effect of dilutive securities:      None              7,065
                                                    -------
Diluted EPS Income available to
     common shareholders +
     assumed conversions            $720,898        648,694          $1.12
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

=============================================================================

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

General

     The Company is a bank holding company whose activities are primarily limited to holding the stock of The Farmers Citizens Bank, Bucyrus, Ohio, ("Bank"). The Bank conducts a general banking business in northwest Ohio which consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and non-residential purposes. The Bank's profitability is significantly dependent on net interest income which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and interest received or paid on these balances. The level of interest rates paid or received by the Bank can be significantly influenced by a number of environmenta l factors, such as governmental monetary policy, that are outside of management control.

     Earnings per common share were computed by dividing net income by the weighted-average number of shares outstanding for the three- and nine-month periods ended September 30, 1999 and 1998. Prior period earnings per share calculations were restated to reflect the one-for-one stock split which was effective August 14, 1998.

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

     We are identifying relevant systems; repairing, replacing, or upgrading systems to resolve potential problems; and testing systems for Year 2000 compatibility. We are also working closely with our third-party service providers to monitor their readiness for Year 2000. Management has been assured by their software vendors that any program changes necessary to ensure Year 2000 compliance will be completed in adequate time to prevent any foreseeable processing problems. We have completed the testing and had all system changes implemented by September 30, 1999, as required by federal bank regulators. We will have alternative methods of doing business as a contingency should problems occur.

     The Company's Business Resumption Contingency Planning Policy was completed prior to September 30, 1999. The policy identifies key milestones and includes information collection tools, establishes a reporting system and details work plans which are essential to the drafting of the appropriate contingency plans. The contingency plans address actions to be taken to continue operations in the event of system failure due to areas that cannot be tested in advance, such as power and telephone service, which are vital to business continuation.

     All personal computers ("PCs") and related software throughout the Company have been inventoried and tested for Year 2000 capabilities. The Company is using two testing methods for PC certification of Year 2000 compatibility. PCs must pass both tests to be considered ready for Year
2000. Those PCs identified as non-Year 2000 compatible will be modified or replaced . The Company believes that the Year 2000 issue will not pose significant operational problems and is not anticipated to be material to its financial position or results of operation in any given year. As of September 30, 1999, the Company had budgeted $202,000 for estimated Year 2000 implementation costs. Thus far, the Company has incurred approximately $84,000 of related Y2K expenses and management anticipates that total costs will not exceed the budgeted amount. The remaining costs are expected to be expensed over the next 6 to 9 months, impacting fiscal years ending December 31, 1999 and 2000. This estimate is based on information available at September 30, 1999, and may be revised as additional information and actual costs become available.

     Currently, customer awareness and contingency planning are the most critical areas of the Y2K Project. Management has been providing ongoing training to our staff in am effort to prepare them to answer customer questions and concerns relative to Y2K and its effect on them and their businesses. All employees have been provided with various literature and other information to inform and educate our customers. A committee has been formed comprised of representatives from each of the local financial institutions in order to assume the community that we are united in dealing with Y2K issues and concerns.

     In October and November the bank will be testing the Y2K contingency plan. These tests will be conducted by the business line managers and monitored by the Y2K project coordinator. In the fourth quarter, the bank will conduct intensive contingency plan training for all employees. All employees will need to know what to do if we have to operate at minimum service levels. The bank will continue its customer awareness program, continue to monitor customer behavior, and continue to monitor liquidity.

                      Changes in Financial Condition

     At September 30, 1999, the consolidated assets of the Company totaled $97.9 million, an increase of $4.2 million, or 4.48%, from $93.7 million at December 31, 1998. The increase in total assets was primarily the result of a $4.2 million increase in deposits which were utilized to satisfy additional loan demand.

     Net loans receivable increased by $6.6 million, or 15.06%, to $50.5 million at September 30, 1999, compared to $43.9 million at December 31, 1998. The increase was primarily in the real estate related loan portfolio where the new loan demand continued to exceed loan repayments.

     Investment securities were relatively stable during the first nine months of 1999. The decrease of $1.6 million, or 4.25%, from $37.3 million at December 31, 1998, to $35.7 million at September 30, 1999, was primarily the result of the reallocation of funds from maturing securities.

     Federal funds sold, which decreased $1.4 million during the first nine months of 1999, were primarily employed to fund the increased demand for loans.

     Deposit liabilities increased $4.2 million, or 5.19%, from $81.3 million at December 31, 1998, to $85.5 million at September 30, 1999. Management attributes the majority of the increase to the competitive rate structure in the market area.

     Total shareholders' equity increased $86,000, or 0.74%, from $11.5 million at December 31, 1998, to $11.6 million at September 30, 1999. This increase was primarily the result of $777,000 in earnings for the first nine months being offset by the acquisition of 7,738 shares of treasury stock, $192,000, a decrease in other comprehensive income (unrealized losses on securities available-for-sale) of $236,000 during the nine months ended September 30, 1999, and the payment of $284,000 in cash dividends to common shareholders.

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

     Qualitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined by the regulations), and Tier I capital to average assets (as defined). Management believes, as of September 30, 1999, that the Bank meets all of the capital adequacy requirements to which it is subject.

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

     At September 30, 1999, FC Banc Corp. had approximately $21,000 in commitments for capital expenditures.


                          Results of Operations

Comparison of Three months Ended September 30, 1999 and 1998

     General. Net income increased during the third quarter of 1999 as compared to the same nine month period ended September 30, 1998. Net income amounted to $265,000 versus $237,000, an increase of $28,000, or 11.81%. This increase was primarily attributed to an increase in net interest income, a negative provision for possible loan losses and the other miscellaneous non-interest income. These increases were offset by increases in salary and benefit costs, occupancy and equipment expenses and other general operating expenses.

     Interest Income. The continuing growth in average earning assets was the primary contributing factor to the net increase in interest income of $53,000, or 3.24%, for the three months ended September 30, 1999 compared to 1998. The increase was attributed to the additional loan interest and fee income of $46,000 resulting primarily from an increase in loans receivable, a $6,000 federal funds sold income and $4,000 in income from interest-bearing deposits with banks which was partially off-set by a $3,000 decrease in income from investment securities. These increases were off-set by the $10,000 increase in interest expense.

     Interest Expense. Interest expense on deposit liabilities increased $11,000 for the three months ended September 30, 1999, as compared to the same period in 1998. Total interest-bearing deposits increased by $8.6 million comparing September 30, 1999, to 1998. The average cost of funds for September of 1999 was 3.02%, as compared to 3.32% for September of 1998.

     Provision for Loan Losses. There were net recoveries of $13,000 during the three months ended September 30, 1999, compared to net recoveries of $32,000 during the same period in 1998. There was a negative provision for loan losses of $50,000 during the third quarter in 1999 compared to a negative provision of $25,000 during the same period ending September 30, 1998. The negative provision was based upon the results of the ongoing loan reviews and composition of the loan portfolio, primarily loans secured by one- to four-family residential properties and other forms of collateral, which are considered to have less risk.

     Non-Interest Income. Non-interest income increased $33,000, or 26.19%, to $159,000 for the three months ended September 30, 1999, from $126,000 for the three months ended September 30, 1998. The increase was primarily attributable to a $31,000 increase in other miscellaneous charges and $5,000 increase in cash surrender values of life insurance contracts. There were no security gains or losses recognized during the three month period ended September 30, 1999, as compared to $2,000 in gains recognized on the sale of investment securities during the period ended September 30, 1998.

     Non-Interest Expense. Non-interest expense increased $48,000, or 5.78%, to $878,000 for the three months ended September 30, 1999, from $830,000 in the comparable period in 1998. Of this increase, $28,000 was attributable to data processing costs, $27,000 to an increase in net occupancy and equipment expense and $24,000 increase in compensation and benefit expense in 1999, reflecting normal salary benefit adjustments. These increases were partially offset by decreases in state and other taxes of $24,000, examination and
accounting fees of $20,000, and $9,000 in credit card expenses.   The ratio of
non-interest expense to average total assets was 0.90% and 0.93% for the three months ended September 30, 1999 and 1998, respectively.

     Income Taxes. The provision for income taxes increased $25,000 for the three months ended September 30, 1999, compared with the prior year, primarily as a result of higher taxable income for the quarter.

Comparison of Nine months Ended September 30, 1999 and 1998

     General. Net income increased during the first nine months of 1999 as compared to the same nine month period ended September 30, 1998. Net income amounted to $777,000 versus $721,000, an increase of $56,000, or 7.77%. This increase was primarily attributed to an increase in net interest income, a negative provision for possible loan losses and the cash surrender values buildup of life insurance policies. These increases were offset by increases in salary and benefit costs, occupancy and equipment expenses and other general operating expenses.

     Interest Income. The rapid increase in average earning assets was the primary contributing factor to the net increase in interest income of $189,000, or 4.01%, for the nine months ended September 30, 1999 compared to 1998. The increase was attributed to the additional loan interest and fee income of $202,000 resulting primarily from an increase in loans receivable and a $26,000 increase in federal funds sold income which was partially off-set by a $43,000 decrease in income from investment securities. These increases were off-set by the $17,000 increase in interest expense.

     Interest Expense. Interest expense on deposit liabilities increased $22,000 for the nine months ended September 30, 1999, as compared to the same period in 1998. Total deposits increased by $4.2 million comparing September 30, 1999, to 1998, the average cost of funds for the first nine months of 1999 was 3.02%, as compared to 3.13% for the same period in 1998.

     Provision for Loan Losses. There were net recoveries of $19,000 during the nine months ended September 30, 1999, compared to net recoveries of $2,000 during the same period in 1998. There were negative provisions for loan losses of $100,000 and $50,000 during the first three quarters in 1999 and 1998, respectively. The negative provisions were based upon the results of the ongoing loan reviews and composition of the loan portfolio, primarily loans secured by one- to four-family residential properties and other forms of collateral, which are considered to have less risk.

     Non-Interest Income. Non-interest income increased $40,000, or 9.41%, to $465,000 for the nine month period ended September 30, 1999, from $425,000 for the same nine month period in 1998. The increase was primarily attributable to a $44,000 increase in cash surrender values of life insurance contracts and $7,000 increase in other miscellaneous charges. There were $3,000 in net security losses recognized during the nine month period ended September 30, 1999, as compared to $10,000 in net security gains recognized on the sale of other investment securities during the period ended September 30, 1998.

     Non-Interest Expense. Non-interest expense increased $161,000, or 6.90%, to $2.5 million for the nine months ended September 30, 1999, from $2.3 million in the comparable period in 1998. Of this increase, $108,000 was attributable to an increase in compensation and benefit expense in 1999, reflecting staff additions and normal salary benefit adjustments. Net occupancy and equipment expense increased $60,000, or 13.30%, to $511,000 for the nine months ended September 30, 1999, as compared to the same period in 1998. The ratio of non-interest expense to average total assets was 2.62% and 2.70% for the nine months ended September 30, 1999 and 1998, respectively.

     Income Taxes. The provision for income taxes increased $45,000 for the nine months ended September 30, 1999, compared with the prior year, primarily as a result of higher taxable income for the nine month period.

                               FC BANC CORP.

                       PART II  - OTHER INFORMATION

===========================================================================


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

          a.Exhibit 27: Financial Data Schedule

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.





                                      FC BANC CORP.


Date  November 12, 1999               /s/ G.W. Holden
      -----------------               ---------------------------------------
                                       G. W. Holden
                                       President and Chief Executive Officer




Date  November 12, 1999               /s/ Jeffrey Wise
      -----------------               ---------------------------------------
                                      Jeffrey Wise
                                      Principal Financial Officer