Form 10KSB
period 1999-12-31
FC BANC CORP
filed 2000-03-13
CIK 893539

U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

                  ANNUAL REPORT UNDER SECTION 13 or 15(d) of
                      THE SECURITIES EXCHANGE ACT of 1934

                 For the fiscal year ended December 31, 1999
                       Commission File Number   0-25616
                             _____________________

                                FC BANC CORP.
                (name of small business issuer in its charter)

          Ohio                             34-1718070
(State or other Jurisdiction              (IRS Employer
of incorporation or organization)          Identification Number)

     Farmers Citizens Bank Building, Box 567, Bucyrus, Ohio   44820
     (Address of principal executive offices)                (zip code)

                    Issuer's telephone number  (419) 562-4070
                             _____________________
       Securities registered under Section 12(b) of the Exchange Act:
                                not applicable
Securities registered under Section 12(g) of the Exchange Act:
                         Common Shares (No Par Value)
                       Preferred Shares ($25.00 Par Value)

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

     State issuer's revenues for the most recent fiscal year.  $7,329,000.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: As of February 29, 2000, 622,962 shares of common shares of the Registrant were outstanding. The aggregate market value of the voting stock held by non-affiliates was $18,065,898 based upon the trading price of $29.00 per share.

Documents Incorporated by References

     The following sections of the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders and the 1999 Annual Report to Shareholders of FC Banc Corp.are incorporated by reference into Part III of this Form 10-KSB:

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

      Transitional Small Business Disclosure Format     YES ___  NO _X_

                                FC BANC CORP.
                            Cross Reference Sheet
                     Pursuant to Regulation ss 240.12b-23
__________________________________________________________________________
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

ITEM  10.    Executive Compensation                                      B-7

ITEM  11.    Security Ownership of Certain                               B-2
             Beneficial Owners and Management                            B-8

ITEM  12.    Certain Relationships and                                   A-25
             Related Party Transactions                                  B-9

ITEM  13.    Exhibits and Reports on       Exhibit A - 1999 Annual Report to
               Form 8-K                    Shareholders as filed on February
                                           22, 2000 (Form ARS)
                                           Exhibit B - Proxy Statement as
                                           filed on February 22, 2000
                                           (Form 14A)
                                           No reports under Form 8-K filed
                                           in last quarter of 1999
                                           Report under Form 8-K filed
                                           January 13, 2000,
                                           Announcement of director Pigman's
                                           resignation
                                           Exhibit C - Article 9 FDS
                                           (Exhibit 27)

                                      PART I

ITEM 1.  Description of Business

Business

      FC Banc Corp. (the "Holding Company") was organized as an Ohio corporation and incorporated by directors of The Farmers Citizens Bank (the "Bank") under Ohio law on August 20, 1992, at the direction of the Board of Directors of the Bank for purpose of becoming a bank holding company by acquiring all of the outstanding shares of Bank Common Stock. The Holding Company acquired the Bank effective January 31, 1994. The Holding Company has authorized 4,000,000 common shares, no par value, of which 665,632 shares are currently issued and 622,962 are outstanding.

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

    The Bank conducts a general banking business embracing the usual functions of a commercial, retail and savings bank, including: time, savings, money market and demand deposit accounts; commercial, industrial, agricultural, real estate and consumer installment lending; safe deposit box rental, automated teller machines, and other services tailored to individual customers. The Bank makes and services secured and unsecured loans to individuals, firms and corporations. The Bank continuously searches for new products and services, which are made available to their customers in order that they may remain competitive in the market place.

      The Holding Company is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") which limits the activities in which the Holding Company and the Bank may engage. The Bank is supervised by the State of Ohio, Division of Financial Institutions (the "Division of Financial Institutions"). The Bank is a member of the Federal Reserve System and is subject to its supervision.
The Bank is also a member of the Federal Deposit Insurance Corporation
(the "FDIC"). As such, the Bank is subject to periodic examination by the Division of Financial Institutions and the Federal Reserve Board. The Holding Company and the Bank must file with the U.S. Securities and Exchange Commission, the Federal Reserve Board and Division of Financial
Institutions the prescribed periodic reports containing full and accurate statements of its affairs.

Fiscal and Monetary Policies

     The Bank's business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies.
The Bank is particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the Federal Reserve are (a) conducting open market operations in United States government securities, (b) changing the discount rates of borrowings of depository institutions (c) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. For that reason alone, the policies of the Federal Reserve Board have a material effect on the earnings of the Holding Company.

Employees

      As of December 31, 1999, the Bank had 43 full-time and twelve part-time employees. Currently the Holding Company has no paid employees.

Competition

     The financial services industry is highly competitive. The Holding Company's subsidiary compete with financial services providers, such as banks, savings associations, credit unions, finance companies, mortgage banking companies, insurance companies, and money market and mutual fund companies. The Bank also faces increased competition from non-banking institutions such as brokerage houses and insurance companies, as well as from financial service subsidiaries of commercial and manufacturing companies. Many of these competitors enjoy the benefits of advanced technology, fewer regulatory constraints and lower cost structures.

Prompt Corrective Regulatory Action

     The federal banking agencies have established a system of prompt corrective action to resolve certain problems undercapitalized institutions. This system is based on five capital level categories for insured depository institutions: "well capitalized," "adequately capitalized",
"undercapitalized," "significantly undercapitalized," and "critically undercapitalized."

     The federal banking agencies may (or in some cases must) take certain supervisory actions depending upon a bank's capital level. For example, the banking agencies must appoint a receiver or conservator for a bank within 90 days after it become "critically undercapitalized" unless the bank's primary regulator determines, with the concurrence of the FDIC, that other action would better achieve regulatory purposes. Banking operations otherwise may be significantly affected depending on a bank's capital category. For example, a bank that is not "well capitalized" generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market, and the holding company of any undercapitalized depository institution must guarantee, in part, specific aspects of the bank's capital plan for the plan to be acceptable.

     Under the final rules implementing the prompt corrective provisions:

      A bank that has a total risk-based capital ratio of 20% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater is deemed to be "well capitalized";

      A bank with a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater (or a leverage ratio of 3% or greater and a capital adequacy, asset quality, management administration, earnings and liquidity (or CAMEL 1 rating), is considered to be "adequately capitalized";

      A bank that has a total risk-based capital of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, and a leverage ratio that is less than 4% (or a leverage ratio of less than 3% and a CAMEL 1 rating), is considered "undercapitalized";

      A bank that has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized"; and

      A bank that has tangible equity (Tier 1 capital minus intangible assets other than purchased mortgage servicing rights) to total assets ratio equal to or less than 2% is deemed to be "critically undercapitalized".

Limits on Dividends and Other Payments

     There are various legal limitations on the extent to which subsidiary banks may finance or otherwise supply funds to their parent holding companies. Under federal and Ohio law, subsidiary banks may not, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, their bank holding companies. Subsidiary banks are also subject to collateral security requirements for any loans or extension of credit permitted by such exceptions.

     The Holding Company's banking subsidiary may not pay dividends out of its surplus if, after paying such dividends, it would fail to meet the required minimum levels under certain risk-based capital guidelines and minimum leverage ratio requirements established by the FDIC. In addition, the Bank must have the approval of its regulatory authority if a dividend in any year would cause the total dividends for that year to exceed the sum of the bank's current year's "net profits" (or net income, less dividends declared during the period based on regulatory accounting principles) and the retained net profits for the preceding two years, less required transfers to surplus. Payment of dividends by The Farmers Citizens Bank may be restricted at any time at the discretion of its regulatory authorities, if such regulatory authorities deem such dividends to constitute unsafe and/or unsound banking practices or if necessary to maintain adequate capital.

     The ability of a bank holding company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends which may be declared by their subsidiary bank. However, the Federal Reserve Board expects bank holding companies to serve as a source of strength to their subsidiary bank(s), which may require them to retain capital for further investment in their subsidiary bank(s), rather than for dividends for shareholders of the bank holding company. As stated previously, the subsidiary bank may not pay dividends to the Holding Company, if, after paying such dividends, the respective bank would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. Payment of dividends by the Bank may be restricted at any time at the discretion of its applicable regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice. These provisions could have the effect of limiting the Holding Company's ability to pay dividends in future years.

Financial Services Modernization Act of 1999

     On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (better known as the Financial Services Modernization Act of 1999) which will, effective March 11, 2000, permit bank holding companies to become financial holding companies and thereby affiliate with securities and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Act of 1991 (prompt corrective action provisions), is well managed, and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

     The Financial Services Modernization Act defines "financial in nature" to include:

     Securities underwriting, dealing and market making
     Sponsoring mutual funds and investment companies
     Insurance underwriting and agency
     Merchant banking activities
     And activities that the Federal Reserve Board has determined to be closely related to banking.

     A national bank also may engage, subject to limitations or investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory Community Reinvestment Act rating. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a Community Reinvestment Act rating of satisfactory or better.

     The specific effects of the enactment of the Financial Services Modernization Act on the banking industry in general and on FC Banc Corp. in particular have yet to be determined due to the fact that the Financial Services Modernization Act was only recently adopted.

Year 2000 Readiness

     The Year 2000 ("Y2K") date change was a non-event for the Bank and Holding Company. The Bank did not experience any problems that were not immediately correctable as the year changed from 1999 to 2000. Management placed a great emphasis on making sure its operating systems were year 2000 compliant and it does not anticipate any Y2K problems for the remainder of 2000.

     In 1997, the Board of Directors assigned an officer of the Bank as the Y2K project coordinator and a committee was formed to address the operating systems that were at risk and to develop corrective action plans. Over a two-year period the Bank worked with vendors, business partners, counter-parties and major loan customers in identifying potential areas of risk.

     As operating risks were identified the Bank repaired, replaced or upgraded application systems to avoid potential problems. The Bank budgeted $202,000 for Y2K preparedness. The budgeted costs included the use of external consultants, purchases of hardware and software, printing of customer awareness materials and direct costs associated with employee involvement in the project.

     Actual expenses related to Y2K preparedness were $94,438. These expenses are reflected in the Consolidated Financial Statements of FC Banc Corp. as referenced in Item 7 of this report.

ITEM 2.  Properties

      The Bank's principal office is located at 105 Washington Square, Bucyrus, Ohio 44820. The Bank's three branches are located at 233 North Sandusky Avenue, Bucyrus, Ohio, 1605 Marion Road, Bucyrus, Ohio, and 103
East Main Street, Cardington, Ohio. All properties are owned by the Bank.
The Bank purchased the property located at 240 West Sandusky Street, Fredericktown, Ohio, on which it intends to construct a full service banking facility during the first half of 2000. The Bank currently supplies the Holding Company a minimal office space at no cost.


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


ITEM 4.  Submission of Matters to a Vote of Security Holders

      Not Applicable.

                                    Part II

ITEM 5.  Market for the Registrant's Common Stock and Related Stockholder
          Matters

Market Prices and Dividends

      At December 31, 1999, the Holding Company had approximately 563 shareholders of record. There is no established public trading market for the outstanding shares of Holding Company Common Stock, although there have been a limited number of private transactions known to the management of the Holding Company. Based solely on information made available to the Holding Company from a limited number of buyers and sellers, shares of the Holding Company Common Stock that have actually been traded in private transactions since December 31, 1994 were all traded between $20.00 and $29.00. There may, however, have been other transactions at other prices not known to management of the Holding Company.

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

     In 1999 the Holding Company declared cash dividends of $0.30 per share payable on June 15, 1999, $0.15 per share payable on August 16, 1999, and $0.16 per share payable on November 15, 1999 to shareholders of record on June 1, 1999, August 2, 1999, and November 1, 1999. In 1998 the Holding Company declared cash dividends of $0.30 per share payable on June 15, 1998 and December 15, 1998 to shareholders of record on May 15, 1998 and November 30, 1998. Also on July 24, 1998, the board of directors declared a one-for-one stock dividend in the form of a stock split to shareholders of record on August 14, 1998. In 1997 the Holding Company declared cash dividends of $0.60 per share payable on December 15, 1997 to shareholders of record on December 9, 1997. In 1996 the Holding Company declared cash dividends of $0.60 per share payable on December 13, 1996 to shareholders of record on December 6, 1996.
In 1995 the Holding Company declared cash dividends of $0.585 per share payable on December 15, 1995 to shareholders of record December 8, 1995.
In 1994 the Holding Company declared cash dividends of $0.575 per share payable on December 15, 1994 to shareholders of record December 7, 1994.

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

                     March 31, 1999   June 30, 1999   September 30,1999   December 31,1999
                                                           C>
High                       $28.00          $28.00          $28.00              $28.25
Low                        $27.00          $28.00          $28.00              $28.00
Dividend Declared          $ 0.00          $ 0.30          $ 0.15              $ 0.16

                     March 31, 1998   June 30, 1998   September 30,1998   December 31,1998
High                       $22.00          $22.00          $27.00              $27.00
Low                        $22.00          $22.00          $27.00              $27.00
Dividend Declared          $ 0.00          $ 0.30          $ 0.00              $ 0.30

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


ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information set forth under the captions "Financial Review:
Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Five-Year Consolidated Financial Summary" of the 1999 Annual Report to the Shareholders of the Holding Company filed February 22, 2000, with the United States Securities and Exchange Commission is incorporated by reference herein.


ITEM 7. Financial Statements and Supplementary Data

      The information set forth under the captions "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" of the 1999 Annual Report to Shareholders of the Holding Company filed February 22, 2000, with the United States Securities and Exchange Commission is incorporated by reference herein.


ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

                                     PART  III


ITEM 9.  Directors and Executive Officers of the Registrant

The information set forth under the caption "INFORMATION REGARDING NOMINEES AND CONTINUING DIRECTORS" of the Proxy Statement of the Holding Company filed February 22, 2000, with the United States Securities and Exchange Commission is incorporated by reference herein.


ITEM 10.  Executive Compensation

The information set forth under the caption "EXECUTIVE COMPENSATION" of the Proxy Statement of the Holding Company filed February 22, 2000, with the United States Securities and Exchange Commission is incorporated by reference herein.


ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

The information set forth under the caption "INFORMATION REGARDING NOMINEES AND CONTINUING DIRECTORS" of the Proxy Statement of the Holding Company filed February 22, 2000, with the United States Securities and Exchange Commission is incorporated by reference herein.


ITEM 12.  Certain Relationships and Related Transactions

The information set forth under the caption "CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS" of the Proxy Statement of the Holding Company filed February 22, 2000, with the United States Securities and Exchange Commission is incorporated by reference herein.

ITEM 13.  Exhibits, Financial Statements, and Reports on Form 8-K

(a)    The following documents are filed as a part of this Report:

       1. Exhibit A - 1999 Annual Report to Shareholders of the Registrant filed February 22, 2000, with the United States Securities and Exchange Commission as Form ARS:

            Financial Statements:
                 Independent Auditors' Report
                 Consolidated Balance Sheets - As of December 31, 1999 and
                 1998
                 Consolidated Statements of Income - Years Ended December 31, 1999, 1998 and 1997
                 Consolidated Statement of Changes in Shareholders' Equity - Years Ended December 31, 1999, 1998 and 1997
                 Consolidated Statements of Cash Flows - For the Years Ended December 31, 1999, 1998 and 1997
                 Notes to Consolidated Financial Statements

            Financial Review: Management's Discussion and Analysis of Financial
              Condition and Results of Operations

            Statistical Tables:
                  Five Year Comparative Financial Information as of December 31, 1999, 1998, 1997, 1996 and 1995

            Quarterly Condensed Consolidated Financial Information as of March 31, June 30, September 30, and December 31 for the years 1999 and 1998

            All schedules, except those included in Items 6 and 7, are omitted because they are inapplicable, not required, or the information is included in the financial statements or the notes thereto, or the proxy statement.

       2. Exhibit B -Proxy Statement of the Registrant filed February 22, 2000 with the United States Securities and Exchange Commission as Form DEF 14A

       3.   Reports on Form 8-K

            The Holding Company did not file any reports on Form 8-K during the last quarter of 1998.

            On January 13, 2000, the Holding Company filed a report on Form 8-K announcing the resignation of Director Pigman effective December 31, 1999.

       4.     Exhibit C - Article 9 FDS (Exhibit 27)

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     FC BANC CORP.

    /s/ G.W. Holden
     _____________________________
     G. W. Holden
     President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of this registrant and in the capacities on the dates indicated.


/s/ Robert D. Hord                            /s/ David G. Dostal
____________________________                  _____________________________
Robert D. Hord, Chairman                      David G. Dostal, Director

March 13, 2000                                March 13, 2000
____________________________                  _____________________________
Date                                          Date

/s/ G. W. Holden                              /s/ Charles W. Kimerline
____________________________                  _____________________________
G. W. Holden, Director                        Charles W. Kimerline, Director

March 13, 2000                                March 13, 2000
____________________________                  _____________________________
Date                                          Date

/s/ Terry L. Gernert                          /s/ John O. Spreng, Jr.
____________________________                  _____________________________
Terry L. Gernert, Director                    John O. Spreng, Jr., Director

March 13, 2000                                March 13, 2000
____________________________                   _____________________________
Date                                           Date

/s/ Samuel J. Harvey                           /s/ Joan C. Stemen
____________________________                   _____________________________
Samuel J. Harvey, Director                     Joan C. Stemen, Director

March 13, 2000                                 March 13, 2000
____________________________                   _____________________________
Date                                           Date

/s/ Patrick J. Drouhard                        /s/ Jeffrey Wise
____________________________                   _____________________________
Patrick J. Drouhard, Director                  Jeffrey  Wise
                                               Principal Financial Officer

March 13, 2000                                 March 13, 2000
_____________________________                  -----------------------------
Date                                           Date

                            INDEX TO EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION

13            Annual Report     Incorporated by reference to the 1999 Annual
                                Report to Shareholders of FC Banc Corp. , filed with the Securities and Exchange Commission.

27            Financial Data Schedule

99.1          Proxy Statement   Incorporated by reference to the definitive
                                Proxy Statement for the 2000 Annual Meeting of Shareholders of FC Banc Corp., filed with the Securities and Exchange Commission