Form 10QSB
period 2000-03-31
FC BANC CORP
filed 2000-05-12
CIK 893539

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               Form 10-QSB

(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
         __________ TO __________

                    Commission file number  - 33-53596

                             FC BANC CORP
                             ------------
     (Exact name of small business issuer as specified in its charter)

          OHIO                              34-1718070
-------------------------------     ----------------------------------
(State or other jurisdiction of
incorporation or organization)     (I.R.S.Employer Identification No.)



  Farmers Citizens Bank Building,
  105 Washington Square
  Box 567, Bucyrus, Ohio                             44820-0567
  ----------------------                             ----------
(Address of principal executive offices)             (Zip Code)

                               (419) 562-7040
                               --------------
                          (Issuer's telephone number)

                                     N/A
                                     ---
(Former name, former address and former fiscal year, if changed since last report)


As of April 30, 2000, 620,398 shares of Common Stock of the Registrant were outstanding. There were no preferred shares outstanding.

                                 FC BANC CORP.
                                 BUCYRUS, OHIO

                                 FORM 10-QSB

                                   INDEX


                                                                 Page Number

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Condensed consolidated balance sheets --                     3
           March 31, 2000 and December 31, 1999

           Condensed consolidated statements of income --               4
           Three months ended March 31, 2000 and 1999

           Condensed consolidated statements of changes in
           Shareholders' equity -- Three months ended March 31, 2000    5
           and year ended December 31, 1999

           Condensed consolidated statement of cash flows --            6
           Three months ended March 31, 2000 and 1999

           Notes to condensed consolidated financial statements--       7
           March 31, 2000 and December 31, 1999

Item 2.     Management's Discussion and Analysis of Financial          10
            Condition and Results of Operations

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                          15

Item 2.     Changes in Securities                                      15

Item 3.     Defaults upon Senior Securities                            15

Item 4.     Submission of Matters to a Vote of Security Holders        15

Item 5.     Other Information                                          16

Item 6.     Exhibits and Reports on Form 8-K                           16

Signatures                                                             16

                              FC BANC CORP, INC.
                                BUCYRUS, OHIO
                          CONSOLIDATED BALANCE SHEETS
==============================================================================


                                                                   (Dollars in thousands)
                                                                   (Unaudited)
                                                                   At March 31,      At December 31,
                                                                   ------------      ---------------
                                                                      2000                1999
                                                                      ----                ----
ASSETS
Cash and cash equivalents:
Cash and amounts due from banks                                     $ 3,290            $ 4,311
Interest-bearing demand deposits in other banks                          10                 10
                                                                    -------            -------
Total cash and cash equivalents                                       3,300              4,321

Investment securities, available-for-sale                            32,614             34,795

Loans                                                                56,600             55,975
Allowance for loan losses                                            (1,665)            (1,732)
                                                                    -------            -------
Net Loans                                                            54,935             54,243

Premises and equipment, net                                           2,098              2,108
Accrued interest receivable                                             825                683
Cash surrender value of life insurance                                2,400              2,373
Deferred income taxes                                                   639                586
Other assets                                                            131                127
                                                                    -------            -------
TOTAL ASSETS                                                        $96,942            $99,236
                                                                    =======            =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing                                                  10,651             11,426
Interest-bearing                                                     73,218             75,533
                                                                    -------            -------
Total deposits                                                       83,869             86,959

Borrowed funds                                                          828                 29
Accrued interest payable                                                152                184
Other liabilities                                                       659                662
                                                                    -------            -------
TOTAL LIABILITIES                                                    85,508             87,834

SHAREHOLDERS' EQUITY
Preferred shares of $25 par value;
  750 authorized; none issued                                             0                  0
Common shares, no par value; 4,000,000 shares
authorized; 665,632 shares issued                                       832                832
Additional paid-in capital                                            1,366              1,371
Retained earnings                                                    10,923             10,769
Treasury shares, at cost; 43,022 and 43,441                          (1,046)            (1,047)
Accumulated other comprehensive income                                 (641)              (523)
                                                                    -------            -------
TOTAL SHAREHOLDERS' EQUITY                                           11,434             11,402
                                                                    -------            -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $96,942            $99,236
                                                                    =======            =======


-----------------------
See accompanying notes.

                               FC BANC CORP, INC.
                                 BUCYRUS, OHIO
                        CONSOLIDATED STATEMENTS OF INCOME
===============================================================================

                                                           (Dollars in thousands)
                                                        (Unaudited)       (Unaudited)
                                                        3 Months Ended    3 Months Ended
                                                        March 31,         March 31,
                                                        ---------------   --------------
                                                        2000              1999
                                                        ----              ----
INTEREST INCOME
Interest and fees on loans                             $1,195             $1,052
Interest and dividends on investment securities           503                508
Interest on federal funds sold                              2                 21
                                                       ------             ------
TOTAL INTEREST INCOME                                   1,700              1,581

INTEREST EXPENSE
Interest on deposits                                      651                616
Interest on borrowed funds                                  8                  0
                                                       ------             ------
TOTAL INTEREST EXPENSE                                    659                616
                                                       ------             ------

NET INTEREST INCOME                                     1,041                965
Provision for loan losses                                 (34)               (25)
                                                       ------             ------
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                         1,075                990

OTHER INCOME
Service charges                                           122                110
Life insurance buildup                                     29                 35
Other income                                                2                 11
                                                       ------             ------
TOTAL OTHER INCOME                                        153                156

OTHER EXPENSES
Salaries and employee benefits                            442                379
Net occupancy and equipment expenses                      154                166
Advertising and public relations                           14                 35
Directors? fees                                            22                 19
Legal and professional                                     35                 37
State taxes                                                35                 40
Supplies                                                   28                 25
Other expenses                                            151                124
                                                       ------             ------

TOTAL OTHER EXPENSES                                      881                825
                                                       ------             ------

NET INCOME BEFORE FEDERAL INCOME TAX EXPENSE              347                321
Federal income tax expense                                 93                 80
                                                       ------             ------
NET INCOME                                             $  254             $  241
                                                       ======             ======

EARNINGS PER SHARE:


Earnings per common share - basic                      $0.41              $0.38
Earnings per common share - diluted                    $0.40              $0.37

_______________________
See accompanying notes.


                                  FC BANC CORP, INC.
                                    BUCYRUS, OHIO
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
===============================================================================

                                                                    (Dollars in thousands)
                                      Number of Shares                                                 Amount
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                                Accumu-
                                                                                                                lated
                                                                                                                other
                                                                           Additional                           compre-     Compre-
                                        Common     Treasury     Common     paid-in     Retained     Treasury    hensive     hensive
                                        stock      stock        stock      capital     earnings     stock       income      income
                                        -----      -----        -----      -------     --------     -----       ------      ------
Balances at December 31, 1998          665,632     30,703       $832       $1,370      $10,079      $  (685)    $  (49)
Comprehensive Income
Net Income                                                                               1,075                              $1,075
Other comprehensive income, net of tax:
     Change in unrealized
     gain (loss) on securities
     Available-for-sale, net of
     Deferred income tax of $237                                                                                  (474)       (474)
                                                                                                                            ------
     Total Comprehensive income                                                                                             $  601
                                                                                                                            ======

Dividends declared-common ($0.61) per shares                                              (385)

Sale of treasury stock                             (1,000)                      1                        23

Purchase of 13,738 common shares                   13,738                                              (385)
                                       -------     ------       ----        -----       ------       ------       ----
Balances at December 31, 1999          665,632     43,441        832        1,371       10,769       (1,047)      (523)

Comprehensive Income
     Net Income                                                                            254                              $  254
     Other comprehensive income
     Change in unrealized
     gain (loss) on securities
     available-for-sale, net of
     deferred income tax of $51                                                                                   (118)       (118)
                                                                                                                            ------
Comprehensive income                                                                                                        $  136
                                                                                                                            ======

Dividends declared -($0.16)  per share                                                    (100)

Sale of treasury stock                             (2,320)                     (5)                       56

Purchase of common shares                           1,901                                               (55)
                                       -------     ------       ----       ------      -------      -------      -----
Balances at March 31, 2000             665,632     43,022       $832       $1,366      $10,923      $(1,046)     $(641)
                                       =======     ======       ====       ======      =======      =======      =====

-----------------------
See accompanying notes.




                                    FC BANC CORP, INC.
                                     BUCYRUS, OHIO
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
===============================================================================

                                                        (Dollars in thousands)
                                                        (Unaudited)        (Unaudited)
                                                        3 Months Ended     3 Months Ended
                                                        March 31,          March 31,
                                                        ---------          ---------
                                                        2000               1999
                                                        ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $  254                $  241
Adjustments to reconcile net income to net cash
Provided by operating activities:
    Provision for loan losses                            (34)                  (25)
    Income accrued on life insurance contracts           (27)                  (35)
    Depreciation                                          87                    95
    Deferred income taxes                                 (2)                   (1)
    Investment securities amortization (accretion), net   24                    57
    Net change in:
      Accrued interest receivable                       (142)                 (132)
      Accrued interest payable                           (32)                  (32)
      Other assets                                        (4)                  (81)
      Other liabilities                                   (3)                  (97)
                                                      ------                ------
Net cash provided by (used in) operating activities      121                   (10)
                                                      ------                -------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale               (71)               (3,924)
Proceeds from maturities of securities
    available-for-sale                                 2,059                 3,535
Net increase in loans                                   (658)               (2,072)
Purchase of premises and equipment                       (77)                 (267)
Purchase of life insurance contracts                       0                  (505)
    Net cash provided by (used in)
      investing activities                             1,253                (3,233)
                                                      ------                -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in:
    Noninterest-bearing, interest bearing,
      demand, and savings deposits                    (2,656)               (2,185)
    Certificates of deposit                             (434)                  932
Net increase in short-term borrowed funds                799                     0
Exercise of stock options                                 51                     0
Purchase of treasury stock                               (54)                  (36)
Cash dividends paid                                     (100)                    0
                                                      ------                ------
    Net cash used in financing activities             (2,395)               (1,289)
                                                      ------                ------

NET DECREASE IN CASH AND CASH EQUIVALENTS             (1,021)               (4,532)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       4,321                 7,469
                                                      ------                ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 3,300               $ 2,937
                                                     =======               =======

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for interest               $691                   $648
Cash paid during the year for income taxes             59                    171


_______________________
See accompanying notes.

                                   FC BANC CORP.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     March 31, 2000, and December 31,1999
                                 (Unaudited)
============================================================================

NOTE 1.     BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of FC Banc Corp.'s ("Company" or "Bancorp") financial position as of March 31, 2000, and December 31, 1999, and the results of operations for the three months ended March 31, 2000 and 1999, and the cash flows for the three months ended March 31, 1999 and 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results which may be expected for the entire fiscal year.



NOTE 2.     ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:


                                                         (Dollars in thousands)
                                                Three months ended     Year ended
                                                    March 31,          December 31,
                                                      2000                 1999
                                                      ----                 ----
Balance, beginning of period                         $1,732               $1,725
Provision for loan losses                               (34)                (130)
Recoveries                                                6                  205
Charge-offs                                             (39)                 (68)
                                                     ------               ------
Balance, end of period                               $1,665               $1,732
                                                     ======               ======


NOTE 3.     REGULATORY CAPITAL

The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at March 31, 2000.


                                                (Dollars in thousands)

                                                                            Categorized as "Well
                                                                            Capitalized" Under
                                                     For Capital            Prompt Corrective
                                   Actual            Adequacy Purposes      Action Provisions
                                   ------            -----------------      -----------------
                               Amount     Ratio      Amount     Ratio       Amount     Ratio
                               ------     -----      ------     -----       ------     -----
Total Risk-Based Capital
(To Risk-Weighted Assets)    $12,552      21.10%     $4,759     8.00%       $5,949     10.00%

Tier I Capital
(To Risk-Weighted Assets)     11,797      19.83%      2,380     4.00%        3,569      6.00%

Tier I Capital
(To Total Assets)             11,797      12.17%      3,878     4.00%        4,847      5.00%

Tangible Capital
(To Total Assets)             11,797      12.17%      3,878     4.00%        N/A        N/A



NOTE 4.     EARNINGS PER SHARE

Earnings per share ("EPS") is computed in accordance with Statement of Fincial Accounting Standards ("SFAS") No. 128, Earnings per Share" which was adopted by the Company as of December 31, 1997. Common stock equivalents include shares granted under the Stock Option Plan ("SOP"). Following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations.


                                  For the Three Months Ended March 31, 2000


                                  Income          Shares             Per Share
                                  (Numerator)     (Denominator)      Amount
                                  -----------     -------------      ------
Basic EPS
     Income available to
     common shareholders          $253,715        623,079            $0.41

Effect of dilutive securities:
                                   None             9,758           ($0.01)
                                                  -------           ------
Diluted EPS Income available to
common shareholders +
assumed conversions               $253,715        632,837            $0.40
                                  ========        =======            ======



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

General

     The Company is a bank holding company whose activities are primarily limited to holding the stock of The Farmers Citizens Bank, Bucyrus, Ohio, ("Bank"). The Bank conducts a general banking business in northwest Ohio that consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and non-residential purposes. The Bank's profitability is significantly dependent on net interest income that is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and interest received or paid on these balances. The level of interest rates paid or received by the Bank can be significantly influenced by a number of environmental factors, such as environmental factors, such as governmental monetary policy, that are outside of management control.

    Earnings per common share were computed by dividing net income by the weighted-average number of shares outstanding for the three-month periods ended March 31, 2000 and 1999.

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

    In May 2000 the Bank will open its newest banking center in Fredericktown, Ohio. The Bank will then have five banking offices located in Crawford, Morrow and Knox Counties, Ohio. The primary market area of the Bank is North Central
Ohio that includes Crawford, Morrow, Knox and contiguous counties.

    The Bank continues to focus on providing First*Class Banking (TM) to its customers. In April, 2000 the Bank introduced Phone*Access Banking (TM)
(1-877-562-4FCB) that allows customers to access their bank account information 24 hours a day.

    Also, the Bank has engaged FundsExpress to assist in the development of internet banking products that will offer new and existing customers a hometown banking experience while utilizing the latest in banking technology.

    In addition, the Bank's board of directors approved the demolition and reconstruction of our Main Office located at 105 Washington Square, Bucyrus,
Ohio. The work should begin sometime during the third or fourth quarter of 2000 and be completed in 2001. This project will allow the Bank to modernize its existing banking facility and improve upon current operating efficiencies.

                       Changes in Financial Condition

    At March 31, 2000, the consolidated assets of the Company totaled $96.9 million, a decrease of $2.3 million, or 2.31%, from $99.2 million at December
31, 1999. The decrease in total assets resulted primarily from a $3.1 million decrease in deposits.

    Net loans receivable increased by $0.7 million, or 1.28%, to $54.9 million at March 31, 2000, compared to $54.2 million at December 31, 1999.
Loans secured by real estate and consumer loans increased $1.0 million and $0.2 million, respectively. Somewhat offsetting these increases was a decline in Commercial loans of $0.5 million. Growth in residential real estate loans has slowed as compared to 1999 due to the rise in mortgage lending rates and the resignation of a Bank lending officer in December 1999. The decline in commercial loans resulted primarily from reductions in agricultural operating lines of credit that will be drawn upon in the second quarter of 2000.

    Investment securities declined by $2.2 million, or 6.27% to $32.6 million at March 31, 2000, compared to $34.8 million at December 31, 1999. The decline was used to fund loan growth and other operations of the Bank.

    Cash and amounts due from banks declined by $1.0 million to $3.3 million at March 31, 2000, compared to $4.3 million at December 31, 1999. The decline was attributable to the reduction of cash reserves that were set aside for potential problems related to the Year 2000 ("Y2K"). The Bank did not experience any losses related to Y2K, therefore $1.0 million was reinvested into earning assets in January 2000.

    Deposit liabilities decreased by $3.1 million, or 3.55%, to $83.9 million at March 31, 2000, from $87.0 million at December 31, 1999. The decline was attributable to the loss of public funds and disbursement of funds from the settlement of a significant estate. Money market, savings and certificates of deposit balances declined by $1.4 million, $0.9 million and $0.5 million, respectively. From time to time the Bank's Asset/Liability management committee will allow certain high yielding deposits to leave the Bank (For further explanation see the last two paragraphs of this section).

    Total shareholders' equity remained at $11.4 million at March 31, 2000 as compared to December 31, 1999. During the firs three months of 2000 the Bank earned net income of $0.2 million that was offset by the payment of dividends of $0.1 million and the reduction of other comprehensive income (unrealized losses on securities available for sale) of $0.1 million.

    The Bank's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. Principal sources of funds are deposits, loan and mortgage-backed security repayments, maturities of securities and other funds provided by operations. The Bank also has the ability to borrow from the Federal Home Bank of Cincinnati
("FHLB") as well as the Federal Reserve Bank of Cleveland ("FRB" or "FED").
While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and mortgage-backed security prepayments are more influenced by interest rates, general economic conditions and competition. The Bank maintains investments in liquid assets based upon management's assessment of (i) the need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets and (iv) the objectives of the asset/liability management program. In the ordinary course of business, part of such liquid investments is composed of deposits at correspondent banks. Although the amount on deposit at such banks often exceeds the $100,000 limit covered by FDIC insurance, the Bank monitors the capital of such institutions to ensure that such deposits do not expose the Bank to undue risk of loss.

    The Asset/Liability Management Committee of the Bank is responsible for liquidity management. This committee, which is comprised of various managers, has an Asset/Liability Policy that covers all assets and liabilities, as well as off-balance sheet items that are potential sources and uses of liquidity.
The Bank's liquidity management objective is to maintain the ability to meet commitments to fund loans and to purchase securities, as well as to repay deposits and other liabilities in accordance with their terms. The Bank's overall approach to liquidity management is to ensure that sources of liquidity are sufficient in amounts and diversity to accommodate changes in loan demand and deposit fluctuations without a material adverse impact on net income. The Committee monitors the Bank's liquidity needs on an ongoing basis. Currently the Bank has several sources available for both short- and long-term liquidity needs. These include, but are not restricted to advances from the FHLB, Federal Funds and borrowings from the Fed and other correspondent banks.

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

     Qualitative measures established by the regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined by the regulations), and Tier I capital to average assets (as defined).
Management believes, as of March 31, 2000, that the Bank meets all of the capital adequacy requirements to which it is subject.

    As of December 31, 1999, the most recent notification from the FDIC, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in Note 3 - Regulatory Capital. There are no conditions or events since the most recent notification that management believes have changed the Bank's prompt corrective action category.

    At March 31, 2000, FC Banc Corp. had approximately $254,000 in commitments for capital expenditures.

                             Results of Operations

Comparison of Three Months Ended March 31, 2000 and 1999

    General. Net income increased during the first quarter of 2000 as compared to the same three-month period ended March 31, 1999. Net income amounted to $254 thousand versus $241 thousand, an increase of $13 thousand, or 5.39%. The increase was primarily attributed to an increase in net interest income and a negative provision for possible loan losses. The increase was partially offset by increases in salary and benefits, and other general operating expenses.

    Interest Income. The increase in average earning assets was the primary contributing factor to the increase in net interest income of $76 thousand, or 7.88%, for the three months ended March 31, 2000 compared to 1999. Loan interest and fee income increased by $143 thousand resulting primarily from an increase in loans receivable. Loans receivable as of March 31, 2000 were $56.6 million up $8.9 million as compared to March 31, 1999. The Bank increased its loan to deposit ratio from 59.58% at March 31, 1999 to 67.42% at March 31, 2000. The growth in loans was partially off-set by a $19 thousand decrease in income from federal funds sold and an increase of $43 thousand in interest expense.

    Interest Expense. Interest expense on deposit liabilities increased by $35 thousand, or 5.68% for the three months ended March 31, 2000, as compared to the same period in 1999. Total deposits increased by $3.8 million comparing
March 31, 2000, to 1999. In addition, short-term borrowings increased by $828 thousand at March 31, 2000 as compare to March 31, 1999. During the first quarter of 1999 to the first quarter of 2000 the average Fed Funds rate increased from 4.73% to 5.68% or 95 basis points. The Bank's average cost of funds (including short-term borrowings) for the first three months of 2000 was 3.15%, as compared to 3.11% for the same period in 1999.

    Provision for Loan Losses.  The Bank recorded net chargeoffs of  $33 thousand during the three months ended March 31, 2000, compared to net recoveries of $2 thousand during the same period in 1999.  However, in early
April the Bank recovered $39 thousand on loans charged off in March 2000.
Based upon continued strong credit quality the Bank recorded a negative provision for loan losses during the first quarter in 2000 of $34 thousand as compared to a negative provision of $25 thousand for the first quarter of
1999.  The negative provision was based upon the results of the ongoing loan reviews and composition of the loan portfolio, primarily loans secured by one- to four-family residential properties and other forms of collateral, which are considered to have less risk.

    Non-Interest Income. Non-interest income declined by $3 thousand, or 1.92%, to $153 thousand for the three months ended March 31, 2000, from $156 thousand for the three months ended March 31, 1999. The decline was primarily attributable to a reduction in cash surrender values of $6 thousand for former key executives and a reduction of $5 thousand in rental property income. No security gains or losses were recognized for the periods of March 31, 2000 and 1999.

    Non-Interest Expense. Non-interest expense increased by $56 thousand, or 6.79%%, to $881 thousand for the three months ended March 31, 2000, from $825 thousand in the comparable period in 1999. Of this $63 thousand was attributable to an increase in compensation and benefit expense in 2000, reflecting increased personnel costs for staffing the Bank's new Fredericktown office (scheduled to open in May 2000), hiring of a Vice President, and nominal salary and benefit adjustments. The non-interest expense to revenue ratio ("NIE/Revenue") measured 73.79% and 73.60% for the three months ended
March 31, 2000 and 1999, respectively. The NIE/Revenue ratio reflects the investment costs associated with upgrading the Bank's infrastructure as it expands into new markets.

    Income Taxes. The provision for income taxes increased by $13 thousand for the three months ended March 31, 2000, compared with the prior year, primarily as a result of higher taxable income for the quarter.


                                FC BANC CORP.

                       PART II  - OTHER INFORMATION

==============================================================================

ITEM 1 - LEGAL PROCEEDINGS

         Not Applicable


ITEM 2 - CHANGES IN SECURITIES

         Not Applicable


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not Applicable


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On March 22, 2000, the Corporation held its Annual Meeting of
         Shareholders. Each of the three directors nominated were elected to terms of three (3) years expiring in 2003 by the following votes:

         David G. Dostal     For: 406,517      Withheld:   2,755
                                  -------                  -----
         Robert D. Hord      For: 407,025      Withheld:   2,257
                                  -------                  -----
         Joan C. Stemen      For: 406,801      Withheld:   2,481
                                  -------                  -----

         Two other matters were submitted to the shareholders, for which the following votes were cast:

         2. Approval of Patrick J. Drouhard to serve on the Board of Directors on an interim basis to fill the vacancy created by the December
            31, 1999 resignation of James P. Pigman:

            For: 403,962     Against:  5,320
                 -------               -----

         3. Ratification of the selection of Robb, Dixon, Francis, Davis, &
            Company as the auditors of FC Banc Corp. for the current year:

            For: 393,762     Against:       461     Abstain:  15,059
                 _______                    ___               ______

            ITEM 5 - OTHER INFORMATION

            Not Applicable


            ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                     1. Exhibit 27: Financial Data Schedule
                     2. A report on Form 8-K was filed on January 13, 2000
                        announcing the resignation of Director Pigman.


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.





                                            FC BANC CORP.





May 12, 2000                                 /s/ G. W. Holden
--------------------------------             --------------------------------
Date                                         G. W. Holden
                                             President and
                                             Chief Executive Officer




May 12, 2000                                 /s/ Jeffrey Wise
-------------------------------              --------------------------------
Date                                         Jeffrey Wise
                                             Principal Financial Officer

