Form 10QSB
period 2000-06-30
FC BANC CORP
filed 2000-08-10
CIK 893539

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                Form 10-QSB

(Mark One)
[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
        ENDED June 30, 2000.

[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
        __________ TO __________

                      Commission file number  - 33-53596
                                                --------

                                 FC BANC CORP
                                 ------------
      (Exact name of small business issuer as specified in its charter)

           OHIO                                34-1718070
           ----                                ----------
(State or other jurisdiction of
incorporation or organization)     (I.R.S. Employer Identification No.)

Farmers Citizens Bank Building
105 Washington Square
Box 567, Bucyrus, Ohio                          44820-0567
---------------------------------------         ----------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No . . .
    -----

As of August 4, 2000, 615,765 shares of Common Stock of the Registrant were outstanding. There were no preferred shares outstanding.

                                   FC BANC CORP.
                                   BUCYRUS, OHIO

                                   FORM 10-QSB

                                      INDEX
============================================================================
                                                                Page Number

PART I     FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

             Consolidated balance sheets -                                3
             June 30, 2000 and December 31, 1999

             Consolidated statements of income -                          4
             Three and six months ended June 30, 2000 and 1999

             Consolidated statements of changes in
             Shareholders' equity - Six months ended June 30, 2000        5
             And year ended December 31, 1999

             Consolidated statement of cash flows -                       6
             Six months ended June 30, 2000 and 1999

             Notes to consolidated financial statements                   7
             June 30, 2000 and December 31, 1999

Item 2.      Management's Discussion and Analysis of Financial           10
             Condition and Results of Operations

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                            16

Item 2.     Changes in Securities                                        16

Item 3.     Defaults upon Senior Securities                              16

Item 4.     Submission of Matters to a Vote of Security Holders          16

Item 5.     Other Information                                            18

Item 6.     Exhibits and Reports on Form 8-K                             18

Signatures                                                               19

                                  FC BANC CORP.
                                  Bucyrus, Ohio
                           CONSOLIDATED BALANCE SHEETS
=============================================================================


                                                             (Dollars in thousands)
                                                                    (Unaudited)
                                                             June 30,      December 31,
                                                             2000          1999
                                                             -----         ----

ASSETS
Cash and cash equivalents
   Cash and amounts due from banks                           $  3,581      $ 4,311
   Interest-bearing demand deposits in other banks                  0           10
                                                             --------     --------
     Total cash and cash equivalents                            3,581        4,321

Investment securities, available-for-sale                      31,600       34,795

Loans                                                          59,729       55,975
Allowance for loan losses                                      (1,647)      (1,732)
                                                             --------     --------
     Net loans                                                 58,082       54,243

Premises and equipment, net                                     2,232        2,108
Accrued interest receivable                                       746          683
Cash surrender value of life insurance                          2,431        2,373
Deferred income taxes                                             647          537
Other assets                                                      325          127
                                                             --------     --------
     TOTAL ASSETS                                            $ 99,644     $ 99,187
                                                             ========     ========

LIABILITIES
Deposits
   Noninterest-bearing                                       $ 10,567     $ 11,426
   Interest-bearing                                            75,236       75,533
                                                             --------     --------
     Total deposits                                            85,803       86,959

Federal Funds Purchased                                         1,400            0
Note payable                                                       26           29
Accrued interest payable                                          189          184
Other liabilities                                                 815          662
                                                              -------     --------
     TOTAL LIABILITIES                                         88,233       87,834
                                                              -------     --------

SHAREHOLDERS' EQUITY
Preferred stock of $25 par value; 750 shares
  authorized, no shares issued and outstanding                      0            0
Common stock of no par value;
  4,000,000 shares authorized, 665,632 shares issued              832          832
Additional paid-in capital                                      1,366        1,371
Retained earnings                                              11,025       10,720
Treasury stock, at cost; 49,387 and 43,441 shares              (1,230)      (1,047)
Accumulated other comprehensive income                           (582)        (523)
                                                              -------      -------

     TOTAL SHAREHOLDERS' EQUITY                                11,411       11,353
                                                              -------      -------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $99,644      $99,187
                                                              =======      =======

---------------------------------------------
See Notes to Consolidated Financial Statements.

                                 FC BANC CORP.
                                 Bucyrus, Ohio
                      CONSOLIDATED STATEMENTS OF INCOME
===========================================================================



                                                   (Dollars in thousands, except per share)
                                                    3 Months Ended               6 Months Ended
                                                    June 30,                     June 30,
                                                    2000          1999           2000         1999
                                                    ----          ----           ----         ----
INTEREST INCOME
Interest and fees on loans                          $ 1,275       $ 1,096        $ 2,470      $ 2,148
Interest and dividends on investment securities         485           500            988        1,008
Interest on federal funds sold                            3            37              5           58
                                                    -------       -------        -------      -------
  TOTAL INTEREST INCOME                               1,763         1,633          3,463        3,214
                                                    -------       -------        -------      -------
INTEREST EXPENSE
Interest on deposits                                    698           645          1,350        1,261
Interest on borrowed funds                               13             0             20            0
                                                    -------       -------        -------      -------
  TOTAL INTEREST EXPENSE                                711           645          1,370        1,261
                                                    -------       -------        -------      -------

  NET INTEREST INCOME                                 1,052           988          2,093        1,953
Provision for loan losses                               (50)          (25)           (84)         (50)
                                                    -------       -------        -------      -------
  NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSS                           1,102         1,013          2,177        2,003

OTHER INCOME
Service charges                                         130           115            246          220
Life insurance buildup                                   33            36             63           72
Other income                                              5            (3)            12           14
                                                    -------        ------        -------      -------
  TOTAL OTHER INCOME                                    168           148            321          306
                                                    -------        ------        -------      -------

OTHER EXPENSES
Salaries and  benefits                                  440           387            882          774
Net occupancy and equipment expenses                    165           175            319          340
Supplies                                                 21            21             49           46
Advertising and public relations                         20            20             34           55
Directors' fees                                          19            16             41           35
Legal and professional                                   23            20             58           57
State taxes                                              35            39             71           79
Other expenses                                          210           114            360          239
                                                    -------        ------        -------      -------
  TOTAL NON-INTEREST EXPENSE                            933           792          1,814        1,625
                                                    -------        ------        -------      -------

  NET INCOME BEFORE FEDERAL INCOME
    TAX EXPENSE                                         337           369            684          684
Federal income tax expense                               88            98            181          176
                                                    -------        ------        -------      -------

  NET INCOME                                         $  249        $  271         $  503      $   512
                                                     ======        ======        =======      =======

EARNINGS PER SHARE:
Earnings per common share - basic                    $0.40         $0.43          $0.81       $0.80
Earnings per common share - diluted                  $0.40         $0.42          $0.80       $0.79

----------------------------------------------
See Notes to Consolidated Financial Statements.

                                FC BANC CORP, INC.
                                  BUCYRUS, OHIO
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------

                                                                  (Dollars in thousands)
                                           Number of Shares                             Amount
                                    ------------------------------ -----------------------------------------------------------


                                                                                                       Accumulated
                                                                                                       other
                                                                    Additional                         comprehen-     Comprehen-
                                     Common     Treasury  Common    paid-in     Retained     Treasury  sive           sive
                                     stock      stock     stock     capital     earnings     stock     income         income
                                     -----      -----     -----     -------     --------     -----     -------        -------
Balances at December 31, 1998
     As previously stated            665,632    30,703    $832      $1,370      $10,079      $  (685)    $  (49)
Under accrual of employee benefit
     Expense                                                                        (45)
                                    --------    -------   ----      ------      -------      --------    -------
Balances at December 31, 1998
     As restated                     665,632    30,703     832       1,370       10,034         (685)       (49)
Comprehensive Income
Net Income                                                                        1,071                               $1,071
Other comprehensive income, net of tax:
     Change in unrealized
     Gain (loss) on securities
     Available-for-sale, net of
     Deferred income tax of $237                                                                           (474)        (474)
                                                                                                                       -----
     Total Comprehensive income                                                                                        $ 597
                                                                                                                       =====
Dividends declared-common ($0.61)
     per share                                                                     (385)

Sale of treasury stock                          (1,000)                  1                        23

Purchase of 13,738 common shares                13,738                                          (385)
                                    --------    ------    ----      ------      -------       -------    -------
Balances at December 31, 1999        665,632    43,441     832       1,371       10,720       (1,047)      (523)
Comprehensive Income
Net Income                                                                          503                                $  503
Other comprehensive income
     Change in unrealized
     Gain (loss) on securities
     Available-for-sale, net of
     Deferred income tax of $30                                                                             (59)          (59)
                                                                                                                        -----
     Total Comprehensive income                                                                                         $ 444
                                                                                                                        =====
Dividends declared -common ($0.32)
     per share                                                                     (198)

Sale of treasury stock                           (2,360)                (5)                       57

Purchase of 8,306 common shares                   8,306                                         (240)
                                     -------     ------   ----     -------      -------      --------     -----
Balances at June 30, 2000            665,632     43,022   $832      $1,366      $11,025      $(1,230)     $(582)
                                     =======     ======   ====      ======      =======      ========     ======

----------------------------------------------
See Notes to Consolidated Financial Statements.

                              FC BANC CORP, INC.
                               BUCYRUS, OHIO
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
=============================================================================

                                                                    (Dollars in thousands)
                                                                 (Unaudited)        (Unaudited)
                                                                  6 Months Ended     6 Months Ended
                                                                  June 30,           June 30,
                                                                  2000               1999
                                                                  ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $  503            $  512
Adjustments to reconcile net income to net cash
  Provided by operating activities:
    Provision for loan losses                                        (84)              (50)
    Income accrued on life insurance contracts                       (67)             (117)
    Depreciation                                                     184               195
    Loss on sale of Premises and equipment                            (2)                0
    Deferred income taxes                                            (90)                6
    Investment securities amortization (accretion), net              275               108
    Net change in:
      Accrued interest receivable                                    (63)              (46)
      Accrued interest payable                                         5               (10)
      Other assets                                                  (200)               84
      Other liabilities                                               85               (57)
                                                                  ------            ------
Net cash provided by operating activities                            546               116
                                                                  ------            ------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale                          (304)           (7,208)
Proceeds from sale of available-for-sale securities                    0               714
                                                                  ------            ------
Proceeds from maturities of securities available-for-sale          3,224             5,971
Net increase in loans                                             (3,755)           (5,207)
Proceeds from sale of premises and equipment                           8                 0
Purchase of premises and equipment                                  (314)             (603)
                                                                  ------            ------
     Net cash used in investing activities                        (1,141)           (6,333)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in:
     Noninterest-bearing, interest-bearing, demand, and savings
       deposits                                                   (4,106)              (25)
     Certificates of deposit                                       2,950             2,007
Net increase in short-term borrowed funds                          1,400                 0
Exercise of stock options                                             52                18
Proceeds from long-term debt                                          (3)               32
Purchase of treasury stock                                          (240)             (338)
Cash dividends paid                                                 (198)                0
                                                                  ------            ------
     Net cash provided by (used in) financing activities            (145)            1,694
                                                                  ------            ------

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (740)           (4,009)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   4,321             7,469
                                                                  ------            ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $3,581            $3,460
                                                                  ======            ======
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest                            $1,365            $1,271
Cash paid during the period for income taxes                           156               335

----------------------------------------------
See Notes to Consolidated Financial Statements.

                                  FC BANC CORP.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                        June 30, 2000 and December 31,1999

NOTE 1.     BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary for a fair presentation of FC Banc Corp.'s ("Company" or "Bancorp") financial position as of June 30, 2000, and December 31, 1999, and the results of operations for the three and six-months ended June 30, 2000 and 1999, and the cash flows for the six months ended June 30, 1999 and 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the three and six months ended June 30, 2000, are not necessarily indicative of the results which may be expected for the entire fiscal year.



NOTE 2.     ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

                                                 (Dollars in thousands)
                                       Six months ended          Year ended
                                       June 30,                  December 31,
                                       2000                      1999
                                       ----                      ----

Balance, beginning of period           $1,732                    $1,725
Provision for loan losses                 (84)                     (130)
Recoveries                                 71                       205
Charge-offs                               (72)                      (68)
                                       ------                    ------
Balance, end of period                 $1,647                    $1,732
                                       ======                    ======

NOTE 3.     REGULATORY CAPITAL

The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at June 30, 2000.

                                                     (Dollars in thousands)


                                                                           Categorized as
                                                                           "Well
                                                                           Capitalized"
                                                                           Under Prompt
                                                        For Capital        Corrective
                                                        Adequacy           Action
                                     Actual             Purposes           Provisions
                                     ------             --------           ----------
                                Amount    Ratio     Amount    Ratio     Amount     Ratio
                                ------    -----     ------    -----     ------     -----
Total Risk-Based Capital
(To Risk-Weighted Assets)       $11,940   19.12%    $4,996    8.00%     $6,246     10.00%

Tier I Capital
(To Risk-Weighted Assets)        11,149   19.83%     2,498    4.00%      3,747      6.00%

Tier I Capital
(To Total Assets)                11,149   11.22%     3,974    4.00%      4,967      5.00%

Tangible Capital
(To Total Assets)                11,149   11.22%     3,974    4.00%      N/A        N/A


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


                                      For the Three Months Ended June 30, 2000
                                      ----------------------------------------
                                                                      Per
                                      Income        Shares            Share
                                      Numerator     (Denominator)     Amount
                                      ---------     -------------     ------

Basic EPS                             $249,075      617,595            $0.40
     Income available to
     common shareholders

Effective of dilutive securities:     None           10,413             0.00
                                                    -------            -----

Diluted EPS Income available to       $249,075      628,008            $0.40
                                      ========      =======            =====
     common shareholders +
     assumed conversions

                                      For the Three Months Ended June 30, 1999
                                      ----------------------------------------
                                                                       Per
                                      Income        Shares             Share
                                      Numerator     (Denominator)      Amount
                                      ---------     -------------      ------

Basic EPS                             $270,989      632,447            $  0.43
     Income available to
     common shareholders

Effective of dilutive securities:      None          10,339              (0.01)
                                                    -------            --------

Diluted EPS Income available to       $270,989      642,786            $  0.42
     common shareholders +                          =======            =======
     assumed conversions


                                      For the Six Months Ended June 30, 2000
                                      --------------------------------------
                                                                       Per
                                      Income        Shares             Share
                                      Numerator    (Denominator)       Amount
                                      ---------     -----------        ------

Basic EPS                             $502,790      620,337            $  0.81
     Income available to
     common shareholders

Effective of dilutive securities:     None           10,058              (0.01)
                                                    -------            -------

Diluted EPS Income available to       $502,790      630,395            $  0.80
     common shareholders +            ========      =======            =======
     assumed conversions


                                      For the Six Months Ended June 30, 1999
                                                                       Per
                                      Income        Shares             Share
                                      Numerator    (Denominator)       Amount
                                      ---------     -----------        ------

Basic EPS                             $508,693      633,391            $ 0.80
     Income available to
     common shareholders

Effective of dilutive securities:     None            9,495             (0.01)
                                                    -------            ------
Diluted EPS Income available to       $508,693      642,886            $ 0.79
     common shareholders +            ========      =======            ======
     assumed conversions




NOTE 5.     RECLASSIFICATIONS

Certain amounts in the consolidated financial statements for 1999 have been reclassified to conform to the 2000 presentation.

                                FC BANC CORP.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


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

General

     The Company is a bank holding company whose activities are primarily limited to holding the stock of The Farmers Citizens Bank, Bucyrus, Ohio, ("Bank"). The Bank conducts a general banking business in North Central Ohio that consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and non-residential purposes. The Bank's profitability is significantly dependent on net interest income that is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and interest received or paid on these balances. The level of interest rates paid or received by the Bank can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management control.

     Earnings per common share were computed by dividing net income by the weighted-average number of shares outstanding for the three and six-month periods ended June 30, 2000 and 1999.

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

     In June 2000 the Bank opened its newest banking center in Fredericktown, Ohio. The Bank now operates five banking offices located in Crawford, Morrow and Knox Counties, Ohio. The primary market area of the Bank is North Central Ohio that includes Crawford, Morrow, Knox and contiguous counties.

     The Bank continues to focus on providing First'Class Banking
(trademark) to its customers. In April, 2000 the Bank introduced
Phone'Access Banking (trademark) (1-877-562-4FCB) that allows customers to access their bank account information 24 hours a day. Also, the Bank has engaged FundsExpress to assist in the development of internet banking products that will offer new and existing customers a hometown banking experience while utilizing the latest in banking technology. By December 2000 our current and prospective customers may access our website at www.farmerscitizensbank.com.
                                                ----------------------------

     In addition, the Bank's board of directors approved the demolition and reconstruction of our Main Office located at 105 Washington Square, Bucyrus, Ohio. Management expects to begin this project during the fourth quarter of 2000 and anticipates it to be completed in mid to late 2001. The main purpose of this project is to modernize its primary banking facilities and to increase the efficiency of its operations.

                        Changes in Financial Condition

     At June 30, 2000, the consolidated assets of the Company totaled $99.6 million, an increase of $0.4 million, or .40%, from $99.2 million at December 31, 1999. The increase in total assets resulted primarily from loan growth of $3.7 million that was funded by a $3.2 million reduction in investment securities available-for-sale.

     Loans secured by real estate and consumer loans increased $2.7 million and $1.4 million, respectively. Somewhat offsetting these increases was a decline in Commercial and Industrial loans of $0.4 million.

     Investment securities available-for-sale declined by $3.2 million, or 8.94% to $31.6 million at June 30, 2000, compared to $34.8 million at December 31, 1999. The decline was used to fund loan growth and other operations of the Bank.

     Cash and cash equivalents declined by $.7 million to $3.6 million at June 30, 2000, compared to $4.3 million at December 31, 1999. The decline was attributable to the reduction of cash reserves that were set aside for potential problems related to the Year 2000 ("Y2K"). The Bank did not experience any losses related to Y2K, therefore $1.0 million was reinvested into earning assets in January 2000.

     Deposit liabilities decreased by $1.2 million, or 1.38%, to $85.8 million at June 30, 2000, from $87.0 million at December 31, 1999. The decline was attributable to the loss of public funds and disbursement of funds from the settlement of a significant estate. Demand, interest-bearing demand, money market and savings balances declined by $0.8 million, $0.1 million, $1.8 million and $1.4 million, respectively. While certificates of deposit increased by $3.0 million.

     Total shareholders' equity increased by $0.1 million to $11.5 million at June 30, 2000 as compared to December 31, 1999. During the first six months of 2000 the Bank earned net income of $0.5 million that was partially offset by the payment of dividends of $0.2 million and the purchase of treasury stock of $0.2 million.


     The Bank's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. Principal sources of funds are deposits, loan and mortgage-backed security repayments, maturities of securities and other funds provided by operations. The Bank also has the ability to borrow from the Federal Home Bank of Cincinnati ("FHLB"), certain correspondent banks, as well as the Federal Reserve Bank of Cleveland ("FRB" or "FED"). While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and mortgage-backed security prepayments are more influenced by interest rates, general economic conditions and competition. The Bank maintains investments in liquid assets based upon management's assessment of (i) the need for funds,
(ii) expected deposit flows, (iii) the yields available on short-term liquid assets and (iv) the objectives of the asset/liability management program. In the ordinary course of business, part of such liquid investments is composed of deposits at correspondent banks. Although the amount on deposit at such banks often exceeds the $100,000 limit covered by FDIC insurance, the Bank monitors the capital of such institutions to ensure that such deposits do not expose the Bank to undue risk of loss.

     The Asset/Liability Management Committee of the Bank is responsible for liquidity management. This committee, which is comprised of various managers, has a Funds Management Policy that covers all assets and liabilities, as well as off-balance sheet items that are potential sources and uses of liquidity. The Bank's liquidity management objective is to maintain the ability to meet commitments to fund loans and to purchase securities, as well as to repay deposits and other liabilities in accordance with their terms. The Bank's overall approach to liquidity management is to ensure that sources of liquidity are sufficient in amounts and diversity to accommodate changes in loan demand and deposit fluctuations without a material adverse impact on net income. The Committee monitors the Bank's liquidity needs on an ongoing basis. Currently the Bank has several sources available for both short- and long-term liquidity needs. These include, but are not restricted to advances from the FHLB, Federal Funds and borrowings from the Fed and other correspondent banks.

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

     Qualitative measures established by the regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined by the regulations), and Tier I capital to average assets (as defined). Management believes, as of June 30, 2000, that the Bank meets all of the capital adequacy requirements to which it is subject.

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

     At June 30, 2000, FC Banc Corp. had approximately $0.1 million in commitments for capital expenditures.


                           Results of Operations

Comparison of Three Months Ended June 30, 2000 and 1999

     General. Net income decreased during the second quarter of 2000 as compared to the same three-month period ended June 30, 1999. Net income amounted to $249 thousand as compared to $271 thousand, a decrease of $22 thousand, or 8.12%. The decrease was primarily attributable to an increase in operating expenses that were partially offset by increases in net interest income and income on service charges and a reduction in the provision for loan losses.

     Interest Income. The increase and mix of earning assets was the primary contributing factor to the increase in net interest income of $64 thousand, or 6.48%, for the three months ended June 30, 2000 compared to 1999. Loan interest and fee income increased by $179 thousand resulting primarily from an increase in loans receivable. Loans receivable as of June 30, 2000 were $59.7 million up $8.8 million as compared to June 30, 1999. The Bank increased its loan to deposit ratio from 61.05% at June 30, 1999 to 69.61% at June 30, 2000.

     The increase in loan interest and fee income was partially off-set by a $15 thousand and $34 thousand decrease in income from interest and dividends on investment securities and interest earned on federal funds sold, respectively. The decrease in interest income from investments and federal funds sold resulted primarily from a reduction in outstanding balances of $6.0 million from June 30, 1999 to June 30, 2000. As of June 30, 2000 loans receivable represented 65.40% of earning assets, up from 57.51% as of June 30, 1999.

     Interest Expense. Interest expense on deposit liabilities increased by $53 thousand, or 8.22% for the three months ended June 30, 2000, as compared to the same period in 1999. Total deposits increased by $2.5 million from June 30, 1999, to June 30, 2000. In addition, short-term borrowings increased by $1.4 million at June 30, 2000 as compared to June 30, 1999. From June 1999 to June 2000 the Federal Reserve Open Market Committee increased short-term rates on federal funds by 175 basis points. The interest rate on federal funds increased from 4.75% to 6.50%. Due to competition and rising interest rates the Bank's source of funding shifted from low cost money market and savings accounts to higher cost certificates of deposits. From June 30, 1999 to June 30, 2000 money market and savings deposits declined by $3.5 million and $2.1 million, respectively. While certificates of deposits increased by $5.5 million over the same period.

     Provision for Loan Losses. The Bank recorded net recoveries of $32 thousand during the three months ended June 30, 2000, compared to net recoveries of $3 thousand during the same period in 1999. Based upon continued strong credit quality the Bank recorded a negative provision for loan losses during the second quarter in 2000 of $50 thousand as compared to a negative provision of $25 thousand for the second quarter of 1999. The negative provision was based upon the results of the ongoing loan reviews and composition of the loan portfolio, primarily loans secured by one- to four-family residential properties and other forms of collateral, which are considered to have less risk.

     Non-Interest Income. Non-interest income increased by $20 thousand, or 13.51%, to $168 thousand for the three months ended June 30, 2000, from $148 thousand for the three months ended June 30, 1999. The increase was primarily attributable to service charges on deposit accounts. No security gains or losses were recognized for the three months ended June 30, 2000 and a loss of $3 thousand was recognized for the three months ended June 30, 1999.

     Non-Interest Expense. Non-interest expense increased by $141 thousand, or 17.80%, to $933 thousand for the three months ended June 30, 2000, from $792 thousand in the comparable period in 1999. Of this $53 thousand was attributable to an increase in compensation and benefit expense in 2000, reflecting increased personnel costs for staffing the Bank's new Fredericktown office that opened in May 2000, hiring of a Vice President, and nominal salary and benefit adjustments. Also, during the end of the second quarter of 1999 the Bank outsourced its data processing function to a third party processor. During the second quarter 2000 the costs associated with computer services were $66 thousand more than the second quarter 1999. The Bank's non-interest expense to revenue ("NIE/Revenue") measured 73.46% and 68.22% for the three months ended June 30, 2000 and 1999, respectively. The NIE/Revenue ratio reflects the investment costs associated with product development, upgrading the Bank's infrastructure and costs associated with expanding into new markets.

     Income Taxes. The provision for income taxes declined by $10 thousand for the three months ended June 30, 2000, compared with the prior year, primarily as a result of lower taxable income for the quarter.


Comparison of Six months Ended June 30, 2000 and 1999

      General. Net income for the first six months of 2000 totaled $503 thousand that was $9 thousand less than the same period in 1999. The decline was primarily attributable to increased operating expenses for salaries and benefits, and computer services.

      Interest Income. The increase in average earning assets was the primary contributing factor to the increase in net interest income of $140 thousand, or 7.17% for the six months ended June 30, 2000 compared to 1999. Year to date average earning assets totaled $89.8 million in 2000 as compared to $86.9 million in 1999. In addition the taxable equivalent net interest margin, including loan fees, measured 4.89% in 2000 as compared to 4.75% in 1999.

     For the first six months of 2000 interest and fees on loans totaled $2.5 million, an increase of $322 thousand, as compared to 1999. The positive increase was somewhat offset by a reduction of interest income from dividends and investment securities of $73 thousand in 2000 as compared to 1999.

     Interest Expense. Interest expense on deposit liabilities increased by $89 thousand for the six months ended June 30, 2000 as compared to 1999. Additional interest expense was recognized on borrowed funds that amounted to $20 thousand in 2000 as compared to zero in 1999. From time to time the Bank has used short-term borrowings from its correspondent banks to fund loan growth. The year to date average outstanding balance on these borrowings was $609 thousand at an average rate of 6.27%. The Bank's overall cost of funds, excluding short-term borrowings, measured 3.21% as compared to 3.12% in 1999.

     Net Interest Income. Net Interest income for the first six months ended June 30, 2000 totaled $2.1 million, up $140 thousand for the same period in 1999. The increase was attributable to both an increases in average earning assets and the Bank's net interest margin. Total average earning assets consist of Federal Funds Sold, Interest Bearing Demand Deposits in Other Banks, Investment Securities and Loans. As of June 30, 2000 average earnings assets increased by $2.9 million and contributed approximately $65 thousand to the increase in net interest income. The net interest margin, including loan fees, increased by 15 basis points to 4.68% as of June 30, 2000 as compared to June 30, 1999. The improved net interest margin contributed approximately $65 thousand to the increase in net interest income. In addition, the net interest income increased by approximately $10 thousand due to February 2000 having an extra day for leap year.

     Provision for Loan Losses. For the first six months of 2000 the Bank recorded net chargeoffs of $1 thousand as compared to net recoveries of $137 thousand in 1999. The Bank also recorded negative provisions for loan losses of $84 thousand and $50 thousand during the six-month periods ending June 30, 2000 and 1999, respectively. The negative provisions were based upon the results of independent loan reviews and the composition of the loan portfolio. As of June 30, 2000 the Bank reported zero non-performing loans and $16 thousand of loans past due 30 days or more.

     Non-Interest Income. Non-interest income increased by $15 thousand, or 4.90% to $321 thousand for the six months ended June 30, 2000, from $306 thousand for the six months ended June 30, 1999. The increase was primarily attributable to increased service charges. No security gains or losses were recognized for the six months ended June 30, 2000, however, $3 thousand of security losses were recognized over the same period in 1999.

     Non-interest Expense. Non-Interest expense increased by $195 thousand, or 12.04% to $1.8 million for the six months ended June 30, 2000, from $1.6 million for the six months ended June 30, 1999. Of this increase, $114 thousand was attributable to an increase in salaries and benefits that reflect increased costs associated with staffing our Fredericktown office, hiring a Vice President, and nominal merit increases. In addition, computer services (included in other expenses) increased by $66 thousand, to $69 thousand for the six months ended June 30, 2000 as compared to $3 thousand for the six months ended June 30, 1999. The increase was attributable to outsourcing the

Bank's data processing function to a third party servicer. After an extensive evaluation in mid 1999 management made the strategic decision to outsource its data processing function rather than hire additional personnel and invest in data processing hardware and software. Most personnel assigned to the data processing function were retained and given other functional duties.

     Income Taxes. The provision for income taxes increased by $3 thousand for the six months ended June 30, 2000, compared with the same period in 1999, primarily as a result of higher taxable income. Interest income on tax-exempt securities for the six months ended June 30, 2000 measured $189 thousand down $20 thousand form the same period in 1999.

                         Forward Looking Commentary

     Since June 1999 the Federal Open Market Committee ("FOMC") chaired by Mr. Alan Greenspan has increased the overnight federal funds lending rate by 175 basis points from 4.75% to 6.50% as of June 30, 2000. The FOMC has the responsibility of setting monetary policy in an effort to achieve one of their primary objectives of controlling inflation.

     The rise in short-term interest rates can have a negative impact on financial institutions net interest income. In the 1980's many savings and loans were caught funding long-term fixed assets with short-term deposits and suffered from declining earnings as interest expense on deposits increased at a faster rate than interest income on earning assets.

     The Bank's Asset Liability Management committee continually reviews its policies and procedures to protect the bank's earnings from significant increases or declines as interest rates move either higher or lower over the next twelve months.

     The board of directors and management has made a strong commitment to provide First Class Banking products and services throughout our North Central Ohio market. The financial services industry has undergone a tremendous amount of change through various acts of deregulation and technological innovations. Our challenge is to maintain the high level of service our existing customers expect and deserve while developing new products and services to meet the needs of our future customers.

     When evaluating our strengths, weaknesses, threats and opportunities we identified several areas that need improvement. These include the demolition and reconstruction of a main office building that will build a foundation for growth over the next 20 years. This significant investment will include technological and product upgrades that will allow us to better serve our customers and offer our employees a comfortable and efficient workplace.

     We believe our capital investments in Cardington, Fredericktown and Bucyrus will position the Bank for future growth opportunities. However, in the short run these capital investments will increase our operating expenses and reduce our efficiency ratios.

     We project our 2000 and 2001 net income will reflect flat to small percentage increases as the Bank leverages its existing capital. We anticipate the deployment of capital will improve our shareholders' return on average equity and our common stock repurchase program will increase our earnings per share.

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

         Not Applicable

ITEM 5 - OTHER INFORMATION

         Not Applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         1. Exhibit 27: Financial Data Schedule
         2. No report on Form 8-K was filed during the second quarter ended on June 30, 2000.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.





                                    FC BANC CORP.

August 8, 2000                      /s/ G. W. Holden
--------------------                ----------------------------------------
Date                                 G. W. Holden
                                     President and Chief Executive Officer




August 8, 2000                       /s/ Jeffrey Wise
--------------------                 -----------------------------------------
Date                                 Jeffrey Wise
                                     Principal Financial Officer