Form 10QSB
period 2000-09-30
FC BANC CORP
filed 2000-11-13
CIK 893539

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 Form 10-QSB

(Mark One)
[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
        ENDED SEPTEMBER 30, 2000.

[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
        __________ TO __________

                       Commission file number  - 33-53596

                                 FC BANC CORP
                       ----------------------------------
      (Exact name of small business issuer as specified in its charter)

                   OHIO                              34-1718070
     ------------------------------     ----------------------------------
    (State or other jurisdiction of
     incorporation or organization)     (I.R.S.Employer Identification No.)



             Farmers Citizens Bank Building,
             105 Washington Square
             Box 567, Bucyrus, Ohio                      44820-0567
            ---------------------------------------      ----------
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


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No . . .
   ------

As of November 02, 2000, 605,820 shares of Common Stock of the Registrant were outstanding. There were no preferred shares outstanding.

                                  FC BANC CORP.
                                  BUCYRUS, OHIO

                                  FORM 10-QSB

                                      INDEX
=============================================================================
                                                                 Page Number

PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

             Consolidated balance sheets -                                3
             September 30, 2000 and December 31, 1999

             Consolidated statements of income -                          4
             Three and nine months ended September 30, 2000 and 1999

             Consolidated statements of changes in                        5
             Shareholders' equity - Nine months ended September 30,
             2000 and year ended December 31, 1999

             Consolidated statement of cash flows -                       6
             Nine months ended September 30, 2000 and 1999

             Notes to consolidated financial statements                   7
             September 30, 2000 and December 31, 1999

Item 2.      Management's Discussion and Analysis of Financial           11
             Condition and Results of Operations

PART II      OTHER INFORMATION

Item 1.      Legal Proceedings                                           20

Item 2.      Changes in Securities                                       20

Item 3.      Defaults upon Senior Securities                             20

Item 4.      Submission of Matters to a Vote of Security Holders         20

Item 5.     Other Information                                            20

Item 6.     Exhibits and Reports on Form 8-K                             20

Signatures                                                               21

                                FC BANC CORP.
                                Bucyrus, Ohio
                         CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------

                                                        (Dollars in thousands)
                                                              (Unaudited)
                                                         Sept. 30,       Dec. 31,
                                                         2000            1999
                                                         ----            ----
ASSETS
Cash and cash equivalents
  Cash and amounts due from banks                        $ 3,501         $ 4,311
  Interest-bearing demand deposits in other banks              0              10
                                                        --------         -------
    Total cash and cash equivalents                        3,501           4,321

Investment securities, available-for-sale                 30,999          34,795

Loans                                                     61,627          55,975
Allowance for loan losses                                 (1,582)         (1,732)
                                                        --------         -------
    Net loans                                             60,045          54,243

Premises and equipment, net                                2,121           2,108
Accrued interest receivable                                  928             683
Cash surrender value of life insurance                     2,460           2,373
Deferred income taxes                                        532             537
Other assets                                                 413             127
                                                        --------         -------
    TOTAL ASSETS                                        $100,999         $99,187

LIABILITIES
Deposits
  Noninterest-bearing                                   $ 10,405         $11,426
  Interest-bearing                                        76,187          75,533
                                                        --------         -------
    Total deposits                                        86,592          86,959

Federal Funds Purchased                                    1,700               0
Note payable                                                  24              29
Accrued interest payable                                     201             184
Other liabilities                                            951             662
                                                        --------         -------
TOTAL LIABILITIES                                         89,468          87,834
                                                        --------         -------

SHAREHOLDERS' EQUITY
Preferred stock of $25 par value; 750 shares
  authorized, no shares issued and outstanding                 0               0
Common stock of no par value;
  4,000,000 shares authorized, 665,632 shares issued         832             832
Additional paid-in capital                                 1,366           1,371
Retained earnings                                         11,168          10,720
Treasury stock, at cost; 58,741 and 43,441 shares         (1,501)         (1,047)
Accumulated other comprehensive income                      (334)           (523)
                                                        --------         -------

TOTAL SHAREHOLDERS' EQUITY                                11,531          11,353
                                                        --------         -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $100,999         $99,187
                                                        ========         =======

______________________________________________
See Notes to Consolidated Financial Statements.

                                   FC BANC CORP.
                                   Bucyrus, Ohio
                         CONSOLIDATED STATEMENTS OF INCOME
================================================================================

                                                        (Dollars in thousands, except per share)
                                                        (unaudited)               (unaudited)
                                                        3 Months Ended            9 Months Ended
                                                        September 30,             September 30,
                                                        2000        1999          2000        1999
                                                        ----        ----          ----        ----
INTEREST INCOME
Interest and fees on loans                              $ 1,337     $ 1,149       $ 3,809     $ 3,297
Interest and dividends on investment securities             475         516         1,461       1,524
Interest on federal funds sold                                2          23             7          81
                                                       --------     -------       -------     -------
  TOTAL INTEREST INCOME                                   1,814       1,688         5,277       4,902
                                                        -------     -------       -------     -------
INTEREST EXPENSE
Interest on deposits                                        753         656         2,103       1,917
Interest on borrowed funds                                   12           1            32           1
                                                        -------     -------       -------     -------
  TOTAL INTEREST EXPENSE                                    765         657         2,135       1,918
                                                        -------     -------       -------     -------

NET INTEREST INCOME                                       1,049       1,031         3,142       2,984
Provision for loan losses                                   (50)        (50)         (134)       (100)
                                                         -------     ------       -------     -------
  NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSS                               1,099       1,081         3,276       3,084

OTHER INCOME
Service charges                                             136         130           385         363
Loss on sale of investment securities                         0           0             0          (3)
Gain (loss) on sale of fixed assets                           0           1            (3)          1
Life insurance buildup                                       32          28            95         101
Other income                                                  0           0            12           3
                                                         ------      ------       -------     -------
  TOTAL OTHER INCOME                                        168         159           489         465
                                                         ------      ------       -------     -------

OTHER EXPENSES
Salaries and  benefits                                      442         436         1,324       1,209
Net occupancy and equipment expenses                        197         184           516         524
Supplies                                                     27          20            76          66
Advertising and public relations                             30          20            64          75
Directors' fees                                              21          17            63          52
Legal and professional                                       33          27            91          84
State taxes                                                  35          21           106         100
Other expenses                                              153         151           512         391
                                                         ------      ------       -------     -------
  TOTAL NON-INTEREST EXPENSE                                938         876         2,752       2,501
                                                         ------      ------       -------     -------

  NET INCOME BEFORE FEDERAL INCOME
      TAX EXPENSE                                           329         364         1,013       1,048
Federal income tax expense                                   87          98           268         274
                                                         ------      ------        ------      ------
NET INCOME                                               $  242      $  266        $  745      $  774
                                                         ======      ======        ======      ======

EARNINGS PER SHARE:
Earnings per common share - basic                        $0.40       $0.43         $1.20       $1.22
Earnings per common share - diluted                      $0.39       $0.42         $1.19       $1.21

----------------------------------------------
See Notes to Consolidated Financial Statements.

                               FC BANC CORP, INC.
                                 BUCYRUS, OHIO
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------

                                                                                    (Dollars in thousands)
                                                                                    (Unaudited)
                                   Number of Shares                                 Amount
                              ---------------------------    ---------------------------------------------------------

                                                                                               Accumulated
                                                                                               Other
                                                             Additional                        Comprehen-  Comprehen-
                                Common   Treasury   Common   paid-in     Retained   Treasury   sive        sive
                                stock    stock      stock    capital     earnings   stock      Income      Income
                                -----    -----      -----    -------     --------   -----      ------      ------
Balances at December 31, 1998
  As previously stated          665,632  30,703     $832     $1,370      $10,079    $(685)     $ (49)
Under accrual of employee benefit
  Expense                                                                    (45)
                                -------  -------    ----     -------     -------    ------      ------
Balances at December 31, 1998
  As restated                   665,632  30,703      832      1,370       10,034     (685)       (49)
Comprehensive Income
Net Income                                                                 1,071                           $1,071
Other comprehensive income,
  net of tax:
  Change in unrealized
  Gain (loss) on securities
  Available-for-sale, net of
  Deferred income tax of $237                                                                   (474)        (474)
                                                                                                           ------
  Total Comprehensive income                                                                               $  597
                                                                                                           ======

Dividends declared-common
  ($0.61 per share)                                                         (385)

Sale of treasury stock                   (1,000)                  1                    23

Purchase of 13,738 common shares         13,738                                      (385)
                                -------  ------      ---      -----       -----    ------        ----
Balances at December 31, 1999   665,632  43,441      832      1,371       10,720   (1,047)       (523)
Comprehensive Income
Net Income                                                                   745                           $  745
Other comprehensive income
  Change in unrealized
  Gain (loss) on securities
  Available-for-sale, net of
  Deferred income tax of $(95)                                                                    189         189
                                                                                                            -----
  Total Comprehensive income                                                                                $ 934
                                                                                                            =====

Dividends declared -common
  ($0.48 per share)                                                         (297)

Sale of treasury stock                   (2,360)                 (5)                   57

Purchase of 17,660 common shares         17,660                                      (511)
                                -------  ------     ----     ------     -------   -------      ------
Balances at September 30, 2000  665,632  58,741     $832     $1,366     $11,168   $(1,501)     $(334)
                                =======  ======     ====     ======     =======   ========     ======

-----------------------------------------------
See Notes to Consolidated Financial Statements.

                                  FC BANC CORP, INC.
                                    BUCYRUS, OHIO
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
==============================================================================

                                                                      (Dollars in thousands)
                                                                          (Unaudited)
                                                             9 Months Ended          9 Months Ended
                                                             Sept. 30,               Sept. 30,
                                                             2000                    1999
                                                             ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $   745                 $   774
Adjustments to reconcile net income to net cash
  Provided by operating activities:
    Provision for loan losses                                   (134)                   (100)
    Loss on sale of investment securities                          0                       3
    Income accrued on life insurance contracts                   (87)                    (95)
    Depreciation                                                 282                     308
    Gain on sale of Premises and equipment                        (3)                     (1)
    Deferred income taxes                                        200                       7
    Investment securities amortization (accretion), net         (271)                    158
    Net change in:
      Accrued interest receivable                               (245)                   (218)
      Accrued interest payable                                    17                     (30)
      Other assets                                              (286)                    (26)
      Other liabilities                                          289                    (102)
                                                              ------                  ------
Net cash provided by operating activities                        507                     678
                                                              ------                  ------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available-for-sale                      (104)                 (7,213)
Proceeds from sale of available-for-sale securities                0                     713
Proceeds from maturities of securities available-for-sale      4,171                   7,575
Net increase in loans                                         (5,668)                 (6,518)
Proceeds from sales of life insurance contracts                    0                     694
Purchases of life insurance contracts                              0                    (505)
Proceeds from sale of premises and equipment                       8                       1
Purchase of premises and equipment                              (306)                   (856)
                                                              ------                  ------
  Net cash used in investing activities                       (1,899)                 (6,109)
                                                              ------                  ------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in:
  Noninterest-bearing, interest-bearing, demand,
    and savings deposits                                      (4,708)                   (459)
  Certificates of deposit                                      4,341                   4,676
Net increase in short-term borrowed funds                      1,700                       0
Payments on long-term                                             (5)                      0
Proceeds from long-term debt                                       0                      31
Exercise of stock options                                         52                      20
Purchase of treasury stock                                      (511)                   (192)
Cash dividends paid                                             (297)                   (284)
                                                              ------                  ------
  Net cash provided by financing activities                      572                   3,792
                                                              ------                  ------

NET DECREASE IN CASH AND CASH EQUIVALENTS                       (820)                 (1,639)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               4,321                   7,469
                                                              ------                  ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $3,501                  $5,830
                                                              ======                  ======

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest                      $2,118                  $1,947
Cash paid during the period for income taxes                     235                     416

----------------------------------------------
See Notes to Consolidated Financial Statements.

                                  FC BANC CORP.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                       September 30, 2000 and December 31,1999


NOTE 1.     BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary for a fair presentation of FC Banc Corp.'s ("Company" or "Bancorp") financial position as of September 30, 2000, and December 31, 1999, and the results of operations for the three-and nine-months ended September 30, 2000 and 1999, and the cash flows for the nine months ended September 30, 2000 and 1999. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB.
The results of operations for the three-and-nine months ended September 30, 2000, are not necessarily indicative of the results which may be expected for the entire fiscal year.



NOTE 2.     ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

                                             (Dollars in thousands)
                                  Nine months ended            Year ended
                                  September 30,                December 31,
                                  2000                         1999
                                  ----                         ----

Balance, beginning of period      $1,732                       $1,725
Provision for loan losses           (134)                        (130)
Recoveries                            78                          205
Charge-offs                          (94)                         (68)
                                  ------                       ------
Balance, end of period            $1,582                       $1,732
                                  ======                       ======

NOTE 3.     REGULATORY CAPITAL

The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at September 30, 2000.


                                           (Dollars in thousands)
                                                                            Categorized
                                                                            "Well
                                                                            Capitalized"
                                                       Required             Under Prompt
                                                       For Capital          Corrective
                                                       Adequacy             Action
                                   Actual              Purposes             Provisions
                                   ------              --------             ----------
                              Amount     Ratio     Amount     Ratio     Amount     Ratio
                              ------     -----     ------     -----     ------     -----
Total Risk-Based Capital
(To Risk-Weighted Assets)     $12,444    19.18%    $5,189     8.00%     $6,487     10.00%

Tier I Capital
(To Risk-Weighted Assets)      11,624    17.92%     2,595     4.00%      3,892      6.00%

Tier I Capital
(To Total Assets)              11,624    11.51%     4,041     4.00%      5,051      5.00%

Tangible Capital
(To Total Assets)              11,624    11.22%     4,041     4.00%      N/A        N/A


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


                                For the Three Months Ended September 30, 2000
                                ---------------------------------------------
                                                                   Per
                                   Income         Shares           Share
                                   Numerator     (Denominator)     Amount
                                   ---------     -------------     ------
Basic EPS                          $242,196      612,703           $0.40
     Income available to
     common shareholders

Effect of dilutive securities:
     Stock Options                 None            5,319           (0.01)
                                                 -------          ------
Diluted EPS Income available to
     common shareholders +
     assumed conversions           $242,196      618,022          $ 0.39
                                   ========      =======          ======



                                For the Three Months Ended September 30, 1999
                                ---------------------------------------------
                                                                  Per
                                   Income        Shares           Share
                                   Numerator     (Denominator)    Amount
                                   ---------     -----------      ------

Basic EPS                          $265,930      625,286           $ 0.43
     Income available to
     common shareholders

Effect of dilutive securities:
     Stock Options                 None           10,318            (0.01)
                                                 -------            ------

Diluted EPS Income available to
     common shareholders +
     assumed conversions           $265,930      635,604           $ 0.42
                                   ========      =======           ======

                                For the Nine Months Ended September 30, 2000
                                --------------------------------------------
                                                                    Per
                                   Income        Shares             Share
                                   Numerator     (Denominator)      Amount
                                   ---------     ------------       ------

Basic EPS                          $744,985      618,662            $1.20
     Income available to
     common shareholders

Effect of dilutive securities:
     Stock Options                 None            5,071            (0.01)
                                                 -------            -----
Diluted EPS Income available to
     common shareholders +
     assumed conversions           $744,985      623,733            $1.19
                                   ========      =======            =====

                                 For the Nine Months Ended September 30, 1999
                                 --------------------------------------------
                                                                    Per
                                   Income        Shares             Share
                                   Numerator     (Denominator)      Amount
                                   ---------     -------------      ------

Basic EPS                          $773,623      631,757            $1.22
     Income available to
     common shareholders

Effect of dilutive securities:
     Stock Options                 None            9,731            (0.01)
                                                 -------            ------

Diluted EPS Income available to
     common shareholders +
     assumed conversions           $773,623      641,488            $1.21
                                   ========      =======            =====

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

     Earnings per common share were computed by dividing net income by the weighted-average number of shares outstanding for the three-and nine-month periods ended September 30, 2000 and 1999.

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

     The Bank continues to focus on providing First Class Banking (trade mark) to its customers. In April, 2000 the Bank introduced Phone Access Banking
(trade mark) (1-877-562-4FCB) that allows customers to access their bank account information 24 hours a day. Also, the Bank has engaged FundsExpress to assist in the development of internet banking products that will offer new and existing customers a hometown banking experience while utilizing the latest in banking technology. The internet banking experience will be developed in three phases consisting of information, inquiry and transactional phases. In early October the Bank completed the informational phase and has established a website that may be accessed at www.farmerscitizensbank.com. The inquiry phase where customers will be allowed to view their account activity should be completed by the first quarter of 2001. The transaction phase where customers may perform online transactions should be available by the third quarter of 2001.

     In addition, the Bank's board of directors approved the demolition and reconstruction of our Main Office located at 105 Washington Square, Bucyrus,
Ohio. Management expects the demolition and reconstruction process to begin in December 2000 with an anticipated completion date in the fourth quarter of 2001. The main purpose of the project is to modernize the primary banking facility that will enhance our ability to attract and retain quality employees, allow for the delivery of various financial products and services requested from our customers, and improve upon our existing operating efficiencies.

                           Changes in Financial Condition

     At September 30, 2000, the consolidated assets of the Company totaled
$101.0 million, an increase of $1.8 million, or 1.83%, from $99.2 million at December 31, 1999. The increase in total assets resulted primarily from loan growth of $5.6 million that was funded by a $4.1 million reduction in investment securities available-for-sale and $1.7 million increase in short-term borrowings.

     Loans secured by real estate and consumer loans increased by $4.4 million and $2.3 million, respectively. Somewhat offsetting these increases was a decline in Commercial and Industrial loans of $1.2 million.

     Investment securities available-for-sale declined by $3.8 million, or 10.92% to $31.0 million at September 30, 2000, compared to $34.8 million at December 31, 1999. The decline resulted from normal amortization and scheduled maturities of securities. The cash generated was used to fund loan growth and other operations of the Bank.


     Cash and cash equivalents declined by $0.8 million to $3.5 million at September 30, 2000, compared to $4.3 million at December 31, 1999. The decline was attributable to the reduction of cash reserves that were set aside for potential problems related to the Year 2000 ("Y2K"). The Bank did not experience any losses related to Y2K, therefore $1.0 million was reinvested into earning assets in January 2000.

     Deposit liabilities decreased by $0.4 million, or 0.42%, to $86.6 million at September 30, 2000, from $87.0 million at December 31, 1999. Demand, money market and savings balances declined by $1.0 million, $2.5 million, $1.6 million, respectively. While interest bearing demand and certificates of deposit increased by $.03 million and $4.3 million, respectively.

     Total shareholders' equity increased by $0.2 million to $11.5 million at September 30, 2000 as compared to December 31, 1999. During the first nine months of 2000 the Bank earned net income of $0.7 million and the fair market value of investment securities available-for-sale increased by $0.2 million.
The increase in shareholders' equity was partially offset by the payment of dividends of $0.3 million and the purchase of treasury stock of $0.5 million.


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

     The Asset/Liability Management Committee ("ALM Committee" or "Committee") of the Bank is responsible for liquidity management. This committee, which is comprised of various managers, has a Funds Management Policy that covers all assets and liabilities, as well as off-balance sheet items that are potential sources and uses of liquidity. The Bank's liquidity management objective is to maintain the ability to meet commitments to fund loans and to purchase securities, as well as to repay deposits and other liabilities in accordance with their terms. The Bank's overall approach to liquidity management is to ensure that sources of liquidity are sufficient in amounts and diversity to accommodate changes in loan demand and deposit fluctuations without a material adverse impact on net income. The Committee monitors the Bank's liquidity needs on an ongoing basis. Currently the Bank has several sources available for both short- and long-term liquidity needs. These include, but are not restricted to advances from the FHLB, Federal Funds and borrowings from the Fed and other correspondent banks.


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

     Qualitative measures established by the regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined by the regulations), and Tier I capital to average assets (as defined).
Management believes, as of September 30, 2000, that the Bank meets all of the capital adequacy requirements to which it is subject.

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

     At September 30, 2000, FC Banc Corp. had approximately $3.3 million in commitments for capital expenditures. The majority of the commitment was related to the demolition and reconstruction of the main office building located at 105 Washington Square, Bucyrus, Ohio.


                             Results of Operations

Comparison of Three Months Ended September 30, 2000 and 1999

     General. Net income decreased during the third quarter of 2000 as compared to the same three-month period ended September 30, 1999. Net income amounted to $242 thousand as compared to $266 thousand, a decrease of $24 thousand, or 9.02%. The decrease was primarily attributable to an increase in operating expenses that were partially offset by increases in net interest income and income on service charges.

     Interest Income. The increase and mix of earning assets was the primary contributing factor to the increase in interest income and fees on loans of $188 thousand for the three months ended September 30, 2000 compared to 1999.
Average loans outstanding for the quarter ended September 30, 2000 were $60.9 million up $9.3 million or 17.97% as compared to the quarter ended September
30, 1999. The increased loan volume contributed $193 thousand to interest income. Excluding fees on loans, the average yield on loans declined from 8.46% for the quarter ended September 30, 1999 to 8.40% for the quarter ended
September 30, 2000. The decline in yield reduced interest income on loans by $8 thousand. Fee income on loans increased by $3 thousand to $55 thousand for the third quarter 2000 as compared to the third quarter 1999.


      The increase in loan interest and fee income was partially offset by a $62 thousand decrease in interest and dividend income from investment securities, federal funds sold, and due from bank accounts. The decrease in interest and dividend income from investments, federal funds sold and due from banks resulted primarily from a reduction in average outstanding balances of $7.2 million from the third quarter ended September 30, 1999 to September 30, 2000. The reduction in average outstanding balances lowered interest and dividend income from investment securities, federal funds sold, and due from bank accounts by $97 thousand for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The average yield on investment securities, federal funds sold, and due from bank accounts measured 6.10% for the three months ended September 30, 2000 up from 5.58% for the three months ended September 30, 1999. The improved average yield added
$35 thousand to interest and dividend income from investment securities, federal funds sold, and due from banks for the third quarter ended September
30,2000 as compared to the third quarter ended September 30, 1999.

     Interest Expense. Interest expense on deposit liabilities increased by $97 thousand, or 14.79% for the three months ended September 30, 2000, as compared to the same period in 1999. Total average deposits outstanding increased by $1.5 million to $87.0 million for the third quarter ended
September30, 2000, as compared to the third quarter ended September 30, 1999.
The increase in average deposits outstanding increased interest expense by $37 thousand while the average cost of deposits increased from 3.05% for the third quarter ended September 30, 1999 to 3.44% for the third quarter ended
September 30, 2000. The increase in average yield added $60 thousand to interest expense on deposits for the third quarter ended September 30, 2000 as compared to the third quarter ended September 30, 1999. In addition, average borrowings outstanding increased by $.7 million at September 30, 2000 as compared to September 30, 1999. Interest expense from average borrowings outstanding increased by $11 thousand for the third quarter ended September 30, 2000 compared to the third quarter ended September 30, 1999. The increase in interest expense on borrowings was attributable to increased borrowings.

     The Federal Reserve Open Market Committee has increased short-term rates on federal funds by 175 basis points since June 1999. The interest rate on federal funds increased from 4.75% to 6.50%. Due to competition and rising interest rates the Bank's source of funding shifted from low cost money market and savings accounts to higher cost certificates of deposits. From
September 30, 1999 to September 30, 2000 money market and savings deposits declined by $2.7 million and $1.9 million, respectively. While certificates of deposits increased by $4.5 million over the same period.

     Net Interest Income. Net interest income is derived by the difference between total interest income and total interest expense. The net interest margin measures the bank's ability to generate net revenue from its average earning assets (primarily loans and investments) less interest expense from its source of funds (primarily deposits and borrowings). For the third quarter ended September 30, 2000 net interest income totaled $1.0 million up
$18 thousand from the third quarter ended September 30, 1999. The net interest margin for the third quarter ended September 30, 2000 was 4.44% compared to
 4.57% for the third quarter ended September 30, 1999. Total average earning assets outstanding increased by $2.0 million for the third quarter 2000 compared to 1999.

     Provision for Loan Losses. The Bank recorded net chargeoffs of $15 thousand during the three months ended September 30, 2000, compared to net recoveries of $20 thousand during the same period in 1999. Based upon continued strong credit quality the Bank recorded a negative provision for loan losses during the third quarter in 2000 and 1999. The negative provision was based upon the results of independent loan reviews and composition of the loan portfolio, primarily loans secured by one- to four-family residential properties and other forms of collateral, that are considered to have less risk.

     Non-Interest Income. Non-interest income increased by $9 thousand, or 5.66%, to $168 thousand for the three months ended September 30, 2000, from $159 thousand for the three months ended September 30, 1999. The increase was primarily attributable to service charges on deposit accounts. No security gains or losses were recognized for the three months ended September 30, 2000 and September 30, 1999.

     Non-Interest Expense.  Non-interest expense ("NIE") increased by $62 thousand, or 7.08%, to $938 thousand for the three months ended September 30,
2000, from $876 thousand in the comparable period in 1999.   In the third
quarter 2000, the Bank incurred a non-recurring expense of $19 thousand related to the retirement of an obsolete fire alarm system. Also, during the third quarter 2000, expenses related to compensation benefits, occupancy, equipment and supplies increased by approximately $45 thousand as compared to the third quarter 1999.  The increased expenses were primarily related to the opening of the Bank's Fredericktown office in May 2000.  As of September
30, 2000 the ("NIE/Revenue") measured 77.07% and 73.61% for the three months ended September 30, 2000 and 1999, respectively. The NIE/Revenue ratio reflects the investment costs associated with product development, upgrading the Bank's infrastructure and expansion into new markets.

     Income Taxes. The provision for income taxes declined by $11 thousand for the three months ended September 30, 2000, compared with the prior year, primarily as a result of lower taxable income for the quarter.


Comparison of Nine months Ended September 30, 2000 and 1999

     General. Net income for the first nine months of 2000 totaled $745 thousand that was $29 thousand less than the same period in 1999. The decline was primarily attributable to increased operating expenses for salaries and benefits, and computer services.

     Interest Income. The increase and mix of average earning assets was the primary contributing factor to the increase in interest income of $.04 million, or 7.65% for the nine months ended September 30, 2000 compared to the same period in 1999.

     Year to date average loans outstanding totaled $58.4 million in 2000, an increase of 19.18%, as compared to 1999. The increase in average loans outstanding added $0.6 million to interest income while the decline in yield from 8.41% in 1999 to 8.36% in 2000 reduced interest income by $11 thousand.
In addition, the extra day for leap year 2000 added $6 thousand to interest income.


Year to date average outstanding balances on investment securities available-for-sale and federal funds sold declined from $39.0 million in 1999 to $32.2 million in 2000. The $6.8 million decline in outstanding reduced interest income for the third quarter ended September 30, 2000 by $245 thousand as compared to the same period in 1999. The year to date average yield on investment securities available-for-sale and federal funds sold improved from 5.50% for 1999 to 6.10% in 2000. The improved yield added $107 thousand to interest income.

     Interest Expense. Interest expense on deposit liabilities increased by $0.2 million for the nine months ended September 30, 2000 as compared to 1999. Additional interest expense was recognized on borrowed funds that amounted to $32 thousand in 2000 as compared to $1 thousand in 1999. From time to time the Bank has used short-term borrowings from its correspondent banks to fund loan growth. The year to date average outstanding balance on these borrowings was $0.6 million at an average rate of 6.49%. The Bank's overall cost of funds, including short-term borrowings, measured 3.31% as compared to 3.09% in 1999.

      The change in deposit mix added to the increase in year to date interest expense. The year to date average balance outstanding on certificates of deposit grew from $34.9 million in 1999 to $39.4 million in 2000. The increase in average outstanding balances increased interest expense by $166 thousand for 2000 as compared to 1999. The average yield on certificates of deposit increased from 4.97% in 1999 to 5.17% in 2000. The increase in yield added $57 thousand in interest expense in 2000 as compared to 1999.

     The average outstanding balances for other interest bearing deposit liabilities declined by $2.2 million for 2000 as compared to 1999. The decline in average balances outstanding reduced interest expense by $48 thousand. The average yield on these deposits declined slightly from 2.20% in 1999 to 2.18% in 2000.

     Net Interest Income. Net Interest income for the first nine months ended September 30, 2000 totaled $3.1 million, up $0.2 million for the same period in 1999. The increase was primarily attributable to an increase in average earning assets outstanding and improvement in the Bank's net interest margin. Total average earning assets consist of Federal Funds Sold, Interest
Bearing Demand Deposits in Other Banks, Investment Securities and Loans. As of
September 30, 2000 average earnings assets increased by $2.6 million to $90.6 million. The net interest margin measured 4.63% for the first nine months of 2000 as compared to 4.49% in 1999.

     Provision for Loan Losses. For the first nine months of 2000 the Bank recorded net chargeoffs of $16 thousand as compared to net recoveries of $137 thousand in 1999. The Bank also recorded negative provisions for loan losses of $134 thousand and $100 thousand during the nine-month periods ending
September 30, 2000 and 1999, respectively. The negative provisions were based upon the results of independent loan reviews and the composition of the loan portfolio. As of September 30, 2000 the Bank reported zero non-performing loans and $6 thousand of loans past due 30 days or more.

     Non-Interest Income. Non-interest income increased by $24 thousand, or 5.16% to $489 thousand for the nine months ended September 30, 2000, from $465 thousand for the nine months ended September 30, 1999. The increase was primarily attributable to increased service charges. No security gains or losses were recognized for the nine months ended September 30, 2000, however, $3 thousand of security losses were recognized over the same period in 1999.

     Non-interest Expense. Non-Interest expense increased by $251 thousand, or 10.04% to $2.7 million for the nine months ended September 30, 2000, from $2.5 million for the nine months ended September 30, 1999. Of this increase, $115 thousand was attributable to an increase in salaries and benefits that reflect increased costs associated with staffing our Fredericktown office, hiring a Vice President, and nominal merit increases. In addition, computer services (included in other expenses) increased by $72 thousand, to $103 thousand for the nine months ended September 30, 2000 as compared to $31 thousand for the nine months ended September 30, 1999. The increase was attributable to outsourcing the Bank's data processing function to a third party servicer. After an extensive evaluation in mid 1999 management made the strategic decision to outsource its data processing function rather than hire additional personnel and invest in data processing hardware and software.
Most personnel assigned to the data processing function were retained and given other functional duties.

     Income Taxes. The provision for income taxes declined by $6 thousand for the nine months ended September 30, 2000, compared with the same period in 1999, primarily as a result of lower taxable income. Interest income on tax-exempt securities for the nine months ended September 30, 2000 measured
$280 thousand down $26 thousand from the same period in 1999.

                             Forward Looking Commentary

     Since June 1999 the Federal Open Market Committee ("FOMC") chaired by
Mr. Alan Greenspan has increased the overnight federal funds lending rate by 175 basis points from 4.75% to 6.50% as of September 30, 2000. The FOMC has the responsibility of setting monetary policy in an effort to achieve one of their primary objectives of controlling inflation.

     The rise in short-term interest rates can have a negative impact on a financial institutions net interest income. In the 1980's many savings and loans were caught funding long-term fixed assets with short-term deposits and suffered from declining earnings as interest expense on deposits increased at a faster rate than interest income on earning assets.

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

     We believe our capital investments in Cardington (1998), Fredericktown
(2000) and Bucyrus (2001) will position the Bank for future growth opportunities. However, in the short run these capital investments will increase our operating expenses and reduce our efficiency ratios.

     We project our 2000 net income to be approximately $1.0 million prior to a write-down of approximately $250 thousand for the remaining book value of buildings that must be demolished to make room for the new structure in Bucyrus. The demolition and construction of our new building is unique as the main office Bank, operations and administrative staff will be temporarily relocated to other locations. Our main office customers will be serviced by our existing North and South locations in Bucyrus while the operations and administrative staff are housed in a commercial building within Bucyrus.

      In 2001 the Bank will incur leasehold improvement and moving expenses related to the temporary relocation of the main office, operations and administrative functions. The added expense in 2001 coupled with the challenge of retaining customers throughout the construction process will most likely have a negative impact on net income in 2001.

     Management's current estimate for net income in 2001 approximates $.7 million, down from 1999 and 2000. Management is confident the temporary downturn in net income in 2000 and 2001 due to capital investments in fixed assets will begin to be recaptured in 2002 and beyond.


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

         Not Applicable

ITEM 5 - OTHER INFORMATION

         Not Applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         1. Exhibit 27: Financial Data Schedule
         2. No report on Form 8-K was filed during the third quarter ended on September 30, 2000.


SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                         FC BANC CORP.


November 10, 2000                        /s/ G.W. Holden
-----------------                        --------------------------------------
Date                                     G. W. Holden
                                         President and Chief Executive Officer



November 10, 2000                         /s/ Jeffrey Wise
-----------------                         ------------------------------------
Date                                      Jeffrey Wise
                                          Principal Financial Officer











