Form 10KSB
period 2000-12-31
FC BANC CORP
filed 2001-03-28
CIK 893539

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

                  ANNUAL REPORT UNDER SECTION 13 or 15(d) of
                      THE SECURITIES EXCHANGE ACT of 1934

                  For the fiscal year ended December 31, 2000
                        Commission File Number 0-25616
                             ____________________

                                 FC BANC CORP.
                                 -------------
                (name of small business issuer in its charter)

                         Ohio                                 34-1718070
                         ----                                 ----------
            (State or other Jurisdiction                     (IRS Employer
          of incorporation or organization)              Identification Number)

Farmers Citizens Bank Building, Box 567, Bucyrus, Ohio           44820
------------------------------------------------------           -----
         (Address of principal executive offices)              (zip code)

                   Issuer's telephone number (419) 562-4070
                                             --------------
        Securities registered under Section 12(b) of the Exchange Act:
                                not applicable
                                --------------
         Securities registered under Section 12(g) of the Exchange Act
                         Common Shares (No Par Value)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___
                                                                      ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]
Securities registered under Section 12(b) of the Exchange Act:

     State issuer's revenues for the most recent fiscal year.  $7,821,000.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: As of March 9, 2001, 600,497 shares of common shares of the Registrant were outstanding. The aggregate market value of the voting stock held by non-affiliates was $13,698,237 based upon the trading price of $29.00 per share.

Documents Incorporated by References

     Portions of the definitive Proxy Statement for the 2001 Annual Meeting of Shareholders of FC Banc Corp filed on February 26, 2001 with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-KSB.

     Transitional Small Business Disclosure Format YES ___  NO  X
                                                               ---

PART I

ITEM 1.  Description of Business

Business

     FC Banc Corp. (the "Holding Company") was organized as an Ohio corporation and incorporated by directors of The Farmers Citizens Bank (the "Bank") under Ohio law on August 20, 1992, at the direction of the Board of Directors of the Bank for purpose of becoming a bank holding company by acquiring all of the outstanding shares of Bank Common Stock. The Holding Company acquired the Bank effective January 31, 1994. The Holding Company has authorized 4,000,000 common shares, no par value, of which 665,632 shares are currently issued and 600,497 are outstanding.

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

Employees

     As of December 31, 2000, the Bank had 46 full-time and 11 part-time employees. Currently the Holding Company has no paid employees.

Competition

     The financial services industry is highly competitive. The Holding Company's subsidiary competes with financial services providers, such as banks, savings associations, credit unions, finance companies, mortgage banking companies, insurance companies, and money market and mutual fund companies. The Bank also faces increased competition from non-banking institutions such as brokerage houses and insurance companies, as well as from financial service subsidiaries of commercial and manufacturing companies. Many of these competitors enjoy the benefits of advanced technology, fewer regulatory constraints and lower cost structures.

Prompt Corrective Regulatory Action

     The federal banking agencies have established a system of prompt corrective action to resolve certain problems of undercapitalized institutions. This system is based on five capital level categories for insured depository institutions:
"well capitalized," "adequately capitalized", "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."

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

     Under the final rules implementing the prompt corrective provisions:

     . A bank that has a total risk-based capital ratio of 20% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater is deemed to be "well capitalized";

     . A bank with a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater (or a leverage ratio of 3% or greater and a capital adequacy, asset quality, management administration, earnings and liquidity (or CAMEL 1 rating), is considered to be "adequately capitalized";

     . A bank that has a total risk-based capital of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, and a leverage ratio that is less than 4% (or a leverage ratio of less than 3% and a CAMEL 1 rating), is considered "undercapitalized";

     . A bank that has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized"; and

     . A bank that has tangible equity (Tier 1 capital minus intangible assets other than purchased mortgage servicing rights) to total assets ratio equal to or less than 2% is deemed to be "critically undercapitalized".

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

Financial Services Modernization Act of 2000

     On November 12, 2000, President Clinton signed into law the Gramm-Leach-Bliley Act (better known as the Financial Services Modernization Act of 2000) which will, effective March 11, 2000, permit bank holding companies to become financial holding companies and thereby affiliate with securities and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Act of 1991 (prompt corrective action provisions), is well managed, and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

     The Financial Services Modernization Act defines "financial in nature" to include:

     .    Securities underwriting, dealing and market making
     .    Sponsoring mutual funds and investment companies
     .    Insurance underwriting and agency
     .    Merchant banking activities
     . And activities that the Federal Reserve Board has determined to be closely related to banking.

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

Recently Issued Accounting Pronouncements

     In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The effective date of this Statement was deferred by the issuance of SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 133 was also amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. The adoption of this Statement in 2001 is not expected to have a material impact on the financial statements of the Bank.

ITEM 2.  Properties

     The Bank's principal office has been temporarily moved to a leased facility located at 123 North Sandusky Avenue, Bucyrus, Ohio 44820 during the reconstruction of its main principal office located at 105 Washington Square, Bucyrus, Ohio. The Bank's four branches are located at 233 North Sandusky Avenue, Bucyrus, Ohio, 1605 Marion Road, Bucyrus, Ohio, 103 East Main Street, Cardington, Ohio, and 240 West Sandusky Street, Fredericktown, Ohio. The Bank owns all properties with the exception of the temporary office facility. The Bank currently supplies the Holding Company minimal office space at no cost.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable

                                    Part II

ITEM 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters

Market Prices and Dividends

     At December 31, 2000, the Holding Company had approximately 566 shareholders of record. There is no established public trading market for the outstanding shares of Holding Company Common Stock, although there have been a limited number of private transactions known to the management of the Holding Company. Based solely on information made available to the Holding Company from a limited number of buyers and sellers, shares of the Holding Company Common Stock that have actually been traded in private transactions since December 31, 1994 were all traded between $20.00 and $29.00. There may, however, have been other transactions at other prices not known to management of the Holding Company.

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

     In 2000 the Holding Company declared cash dividends of $0.16 per share payable on February 15, 2000, May 15, 2000, August 15, 2000, and November 15, 2000 to shareholders of record on February 1, 2000, May 1, 2000, August 1, 2000 and November 1, 2000. In 1999 the Holding Company declared cash dividends of $0.30 per share payable on June 15, 1999, $0.15 per share payable on August 16, 1999, and $0.16 per share payable on November 15, 1999 to shareholders of record on June 1, 1999, August 2, 1999, and November 1, 1999. In 1998 the Holding Company declared cash dividends of $0.30 per share payable on June 15, 1998 and December 15, 1998 to shareholders of record on May 15, 1998 and November 30, 1998. Also on July 24, 1998, the board of directors declared a one-for-one stock dividend in the form of a stock split to shareholders of record on August 14, 1998. In 1997 the Holding Company declared cash dividends of $0.60 per share payable on December 15, 1997 to shareholders of record of December 9, 1997. In 1996 the Holding Company declared cash dividends of $0.60 per share on December 13, 1996 to shareholders of record on December 6, 1996.

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

                                    March 31, 2000     June 30, 2000      September 30, 2000     December 31, 2000
                                    --------------     -------------      ------------------     -----------------
          High                          $29.00             $29.00              $29.00                 $29.00
          Low                           $28.25             $29.00              $29.00                 $29.00
          Dividend Declared             $ 0.16             $ 0.16              $ 0.16                 $ 0.16

                                    March 31, 1999     June 30, 1999      September 30,1999      December 31,1999
                                    --------------     -------------      -----------------      ----------------
          High                          $28.00             $28.00              $28.00                 $28.25
          Low                           $27.00             $28.00              $28.00                 $28.00
          Dividend Declared             $ 0.00             $ 0.30              $ 0.15                 $ 0.16

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

   ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Five-Year Consolidated Financial Summary

In thousands, except per common share amounts and ratios              2000          1999            1998           1997      1996
Years Ended December 31,
------------------------------------------------------------------------------
Statements of Income
Interest Income                                                    $  7,135      $ 6,679         $ 6,380        $ 5,573     $5,619
Interest Expense                                                      2,943        2,592           2,541          2,164      2,277
                                                                   --------      -------         -------        -------     ------
   Net interest income                                                4,192        4,087           3,839          3,409      3,342
Provision for loan losses                                              (134)        (130)            (75)            27          0
                                                                   --------      -------         -------        -------     ------
   Net interest income after provision for loan losses                4,326        4,217           3,914          3,382      3,342
Non-interest income (A)                                                 686          650             633            556        543
Non-interest expenses                                                 3,821        3,438           3,283          2,732      3,064
                                                                   --------      -------         -------        -------     ------
Income before income taxes                                            1,191        1,429           1,264          1,206        821
Income tax expense                                                      305          358             308            304        140
                                                                   --------      -------         -------        -------     ------
Net income                                                         $    886      $ 1,071         $   956        $   902     $  681
                                                                   ========      =======         =======        =======     ======

                      Per Common Share
                      ----------------
Net Income
   Basic                                                           $   1.44      $  1.70         $  1.49        $  1.40     $  1.04
   Diluted                                                             1.42         1.67            1.48           1.40        1.04
Dividends declared                                                     0.64         0.61            0.60           0.60        0.60
Stockholders' equity                                                  19.47        18.32           18.12          17.42       16.41
Stock price range                                               29.00-28.25  28.25-27.00     27.00-22.00    22.00-22.00 22.00-20.25

Selected Consolidated Balance Sheet Data at December 31,
Assets                                                             $100,131      $99,261         $93,685        $78,628     $81,445
Investment securities                                                27,977       34,795          37,319         32,460      32,194
Loans (B)                                                            62,679       55,975          45,649         40,029      41,043
Deposits                                                             84,927       86,959          81,311         66,092      70,074
Borrowed funds                                                        2,258           29               -            641         119
Shareholders' equity                                                 11,776       11,353          11,502         11,195      10,667

Ratios (C)
Per $100 of average assets
   Net Interest Income (tax-equivalent basis)                      $   4.36      $  4.41         $  4.51        $  4.50     $  4.27
   Provision for loan losses                                          (0.14)       (0.13)          (0.09)          0.03           -
                                                                   --------      -------         -------        -------     -------
   Net interest income after provision for loan losses                 4.50         4.54            4.60           4.46        4.27
   Non-interest income                                                 0.69         0.69            0.72           0.72        0.67
   Non-interest expense                                                3.85         3.57            3.66           3.52        3.76
                                                                   --------      -------         -------        -------     -------
   Income before income taxes                                          1.34         1.66            1.66           1.66        1.17
   Income tax expense                                                  0.44         0.55            0.52           0.50        0.34
                                                                   --------      -------         -------        -------     -------
Net income                                                         $   0.90      $  1.11         $  1.14        $  1.16     $  0.84
                                                                   ========      =======         =======        =======     =======

Leverage (D)                                                           8.68x        8.35x           7.66x          7.07x       7.67x
Return on average shareholders' equity                                 7.75%        9.27%           8.34%          8.22%       6.42%
Average shareholders' equity to average assets                        11.52%       11.97%          13.05%         14.14%      13.03%
Dividend payout ratio                                                 44.48%       35.81%          38.26%         42.68%      57.27%
Tier 1 capital ratio at December                                      18.40%       19.35%          22.19%         24.14%      21.87%
Tier 1 and Tier 2 capital ratio at December 31                        19.70%       20.62%          23.47%         25.41%      23.13%
Leverage ratio                                                        11.52%       11.98%          13.05%         14.14%      13.04%

(A) Includes gains (losses) from securities transactions of $19 in 2000, $(3) in 1999, $11 in 1998, $3 in 1997, and $(13) in 1996.
(B)  Net of unearned income.
(C)  Based on average balances and net income for the periods.
(D)  The ratio of average assets to average shareholders equity.

General

     FC Banc Corp. (the "Holding Company" or "Corporation") is a bank holding company engaged in the business of commercial and retail banking through its subsidiary The Farmers Citizens Bank (the "Bank" or "Farmers Citizens"), which accounts for substantially all of its revenues, operating income, and assets.

     The following discussion is intended to focus on and highlight certain financial information regarding FC Banc Corp. and should be read in conjunction with the financial statements and related notes which have been prepared by the management of FC Banc Corp. in conformity with generally accepted accounting principles. The Audit Committee of the Board of Directors engaged Dixon, Francis, Davis, and Company, independent auditors, to audit the financial statements. The auditors' report is included as a part of the 2000 Annual Report. To assist in understanding and evaluating major changes in the Holding Company's financial position and results of operations, two, three and five year comparisons are provided in tabular form for ease of comparison.

Forward-Looking Statements

     In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the operations of the Bank, and the Holding Company's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein, but also include changes in economic conditions in the Corporation's (or Bank's) market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Farmers Citizens' market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

     1. Management's determination of the amount of the allowance for loan losses as set forth under the captions "Financial Condition," "Comparison of Results of Operations for the Years Ended December 31, 2000 and 1999;"

     2. Management's discussion of the liquidity of Farmers Citizens' assets and regulatory capital of Farmers Citizens as set forth under "Effects of Inflation/Changing Prices" and "Liquidity and Interest Rate Sensitivity Management;" and

     3. Management's analysis of the interest rate risk of Farmers Citizens as set forth under "Effects of Inflation/Changing Prices" and "Liquidity and Interest Rate Sensitivity Management."

     The Corporation does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

     The Corporation's consolidated total assets amounted to $100.1 million at December 31, 2000, basically remaining flat from the $99.3 million in total assets at December 31, 1999.

     Loan Portfolio Loans, as a component of earning assets, represent a significant portion of earning assets. At December 31, 2000, the Bank's real estate loans secured by 1-to-4 family residential properties were $27,334,000. Loans secured by farmland and loans to finance agricultural production and other loans to farmers were $12,359,000. As noted in Note D, of the Notes to Consolidated Financial Statements, the Bank also was a creditor for $2,917,000 of loans to related parties.

Loan Information

---------------------------------------------------------------------
In thousands, except ratios                                   2000            1999             1998            1997         1996
Loans at December 31,
Commercial                                                   $ 2,024         $ 3,120         $ 4,336          $6,025        $6,893
Agricultural                                                   3,556           3,349           4,253           4,596         5,856
Real estate
     Secured by 1-4 family residential properties             25,299          23,770          16,402           9,211         8,861
     Secured by other properties                              23,722          20,564          15,335          14,595        13,749
Consumer                                                       7,860           4,916           5,075           5,310         5,356
Tax-exempt                                                       201             251             237             281           315
All other                                                         17               5              11              11            13
                                                             -------         -------         -------         -------       -------
     Total                                                   $62,679         $55,975         $45,649         $40,029       $41,043
                                                             =======         =======         =======         =======       =======

Allowance for Loan Losses
Balance at beginning of year                                 $ 1,732         $ 1,725         $ 1,480         $ 1,263        $1,297
Provision for loan losses                                       (134)           (130)            (75)             27             0
Charge-offs
     Commercial and agricultural                                  64              20               1             405            98
     Consumer                                                     51              28              36               1            11
     Credit card                                                   0              20              22              12             7
     Real estate                                                  68               0               0               0             0
                                                             -------         -------         -------         -------       -------
              Total Charge-offs                                  183              68              59             418           116
                                                             -------         -------         -------         -------       -------
Recoveries
     Commercial and agricultural                                  39             183             361             598            73
     Consumer                                                     36              19               9               6             6
     Credit card                                                   6               3               9               4             3
     Real estate                                                   0               0               0               0             0
                                                             -------         -------         -------         -------       -------
              Total recoveries                                    81             205             379             608            82
                                                             -------         -------         -------         -------       -------
Net charge-offs (recoveries)                                     102            (137)           (320)           (190)           34
                                                             -------         -------         -------         -------       -------
Balance at end of year                                       $ 1,496         $ 1,732         $ 1,725         $ 1,480       $ 1,263
                                                             =======         =======         =======         =======       =======

Allocation of Allowance for Loan Losses
Commercial                                                   $ 1,044         $ 1,296         $ 1,358         $ 1,148       $   749
Consumer                                                         108              69              75              28            31
Real estate                                                      199             168              71             106           224
Unallocated                                                      145             199             221             198           259
                                                             -------         -------         -------         -------       -------
     Total                                                   $ 1,496         $ 1,732         $ 1,725         $ 1,480       $ 1,263
                                                             =======         =======         =======         =======       =======

Credit Quality Ratios
Net charge-offs as a percentage of average loans                 .17%           (.27%)         (0.73%)         (0.48)%        0.09%
     Allowance for loan losses to
              Total loans at year-end                           2.39%           3.09%           3.78%           3.70%         3.08
              Net charge-offs                                  14.67          (12.64)          (5.39)          (7.79)        37.15
Provision for loan losses to average loans                      (.23%)          (.26%)         (0.17%)          0.07%         0.00%
Earnings coverage of net charge-offs                           11.68          (10.47)          (3.93)          (6.49)        24.15

     Average loans increased 18.07% in 2000 to represent 64.48% of average earning assets compared to 56.36% in 1999 and 53.78% in 1998. Year-end total real estate loans of $49,021,000 represent approximately 78.21% of the total loans outstanding compared to 79.20% for the previous year-end. Since year-end 1996 real estate loans increased from 55.09% to 59.47% and 69.52% at year-end 1997 and 1998, respectively. Reversing a trend of the previous nine years, installment loans to individuals increased at December 31, 2000 to 12.54% of loans outstanding from 8.78% at December 31, 1999. The dollar amounts of commercial loans have also decreased from 16.79% of loans outstanding at year-end 1996 to 3.23% at December 31, 2000. The Loan Information table provides a five year loan history.

     In addition to the loans reported in the Loan Information table, there are certain off-balance sheet products such as letters of credit and loan commitments that are offered under the same credit standards as the loan portfolio. Since the possibility of a liability exists, generally accepted accounting principles require that these financial instruments be disclosed but treated as contingent liabilities and thus, not reflected in the accompanying financial statements. Management closely monitors the financial condition of potential creditors throughout the term of the instruments to assure that they maintain credit standards. Refer to Notes J and K for additional information on off-balance sheet financial instruments.

     Non-Performing Assets Since December 31, 1998 there were no loans accounted for as non-accrual and accruing loans which are contractually past due 90 days or more. Management believes that the Allowance for Loan Losses is adequate to cover any potential losses in the loan portfolio at December 31, 2000. Refer to the section entitled "Provision for Loan Losses" for additional detail.

     The Non-performing Assets table provides a five year summary of non-performing assets which are defined as: loans accounted for on a non-accrual basis, accruing loans that are contractually past due 90 days or more as to principal or interest payments, renegotiated troubled debt, and other real estate obtained through loan foreclosure.

     A loan is placed on non-accrual when payment terms have been seriously violated (principal and/or interest payments are 90 days or more past due, deterioration of the borrower's ability to repay, or significant decrease in value of the underlying loan collateral) and stays on non-accrual until the loan is brought current as to principal and interest. The classification of a loan or other asset as non-accruing does not indicate that loan principal and interest will not be collectible. The Bank adheres to the policy of the Federal Reserve that banks may not accrue interest on any loan when the principal or interest is due and has remained unpaid for 90 days or more unless the loan is both well secured and in the process of collection.

     The following table shows information regarding past-due, non-accrual, and renegotiated troubled debt.

                                                       2000     1999     1998      1997     1996
                                                       ----     ----     ----      ----     ----
Loans accounted for on a non-accrual basis             $  0     $  0     $  0      $ 23    $ 692
Accruing loans which are contractually past
         due 90 days or more as principal
         or interest payments                             0        0        0         0      427
Renegotiated troubled debt                                                                     0
Other real estate                                         0        0        0         0        0

Non-performing assets to:
         Total assets                                     0        0        0      0.03%    1.37%
         Total loans and other real estate                0        0        0      0.06%    2.73%

     A loan is considered restructured or renegotiated when either the rate is reduced below current market rate for that type of risk, principal or interest is forgiven, or the term is extended beyond that which the Bank would accept for loans with comparable risk. Property obtained from foreclosing on loans secured by real estate are adjusted to market value prior to being capitalized in an "Other Real Estate" account for possible resale. Regulatory provisions on other real estate are such that after five years, or ten years under special circumstances, property must be charged-off. This period gives the Bank adequate time to make provisions for disposing of any real estate property.

     Loans accounted for as non-performing (non-accrual, restructured, past due 90-days or more, and impaired) loans as of year-end 2000 remained at zero, the same as of year-end 1998 and 1999. Refer to the "Non-performing Assets and 90-Day Past Due Loans" table for a six year summary.

     The lack of non-performing, impaired and past due loans is attributable to both the amount of loans charged-off in 2000, 1999 and 1998, of $183,000, $68,000 and $59,000, respectively, coupled with the amount of recoveries on charged-off loans which amounted to $81,000, $205,000 and $379,000 in 2000, 1999 and 1998, respectively. Please refer to the following section entitled "Provision for Loan Losses" for additional explanation.

     Allowance for Loan Losses The allowance for loan losses was established and is maintained by periodic charges to the provision for loan loss, an operating expense, in order to provide for losses inherent in the Bank's loan portfolio. Loan losses and recoveries are charged or credited respectively to the allowance for loan losses as they occur.

     The allowance/provision for loan losses is determined by management by considering such factors as the size and character of the loan portfolio, loan loss experience, problem loans, and economic conditions in the Bank's market area. The risk associated with the lending operation can be minimized by evaluating each loan independently based on criteria which includes, but is not limited to, (a) the purpose of the loan, (b) the credit history of the borrower,
(c) the borrower's financial standing and trends, (d) the market value of the collateral involved, and (e) the down payment received.

     Management utilizes an internal loan review procedure to provide for analysis of operating data, tax returns and financial statement performance ratios for all significant commercial loans, regulatory classified loans, past due loans and internally identified "watch" loans. The Bank's examiners and independent auditors will periodically perform independent credit reviews of the Bank's borrowers and evaluate the adequacy of the allowance for loan losses account based upon the results of their review and other factors.

     The results of the quarterly credit reviews in conjunction with independent collateral evaluations are used by management and the Board of Directors in determining the adequacy of the allowance for loan loss account on a quarterly basis.

     Approximately 90% of the Bank's total loans are secured by deeds of trust on real property, security agreements on personal property, or through the full faith and credit of government agencies.

     Investments The investment portfolio represents the second largest use of financial resources. The Bank's investment portfolio includes United States securities, state and municipal obligations, other equity securities, and equity securities of the Federal Home Loan Bank and the Federal Reserve Bank.

     Investment securities classified as "held-to-maturity" are those investment debt securities which the Bank has the ability and intent to hold to maturity. These securities are stated at cost adjusted for amortization of premium and accretion of discount, computed by the interest method. Investment securities classified as "available-for-sale" are those investment debt and equity securities which the Bank has the ability to sell (for liquidity or other purposes) prior to their maturity, and are carried at the lower of cost or market value.

     Securities categorized as "available-for-sale" can and will be sold prior to maturity to meet liquidity or other funding needs. It is management's intent to hold those securities categorized as "held-to-maturity" until their maturity unless they are subject to an earlier redemption via a "call feature". At December 31, 2000 the Bank's entire investment portfolio was classified as available-for-sale.

     Average investments decreased by $4,094,000 during 2000 from an average of $36,280,000 during 1999 to $32,186,000 during 2000, or a decrease of 11.28%.
During the same period, the average balance of the federal funds sold decreased by 81.74% from $2,601,000 in 1999 to $475,000 in 2000. Because of changes in interest rates, the related increase in local loan demand, and the increases of deposit liabilities, a portion of the excess available funds were invested in federal funds. Average cash and due from bank balances also decreased by $291,000 during 2000.

     The Bank utilizes a number of outside sources to analyze, evaluate, and obtain advice relative to the management of its investment portfolio. The Bank does not invest in any one type of security over another. Funds allocated to the investment portfolio are constantly monitored by management to ensure that a proper ratio of liquidity and earnings is maintained.

     The Bank's investment portfolio includes approximately $2.0 million of agency structured notes (step-ups, dual-indexed bonds, and a PSA indexed bond) which represents cash flows dependent on one or more indices in ways that create risk characteristics similar to forwards or options. The risks inherent in these types of securities include secondary liquidity risk (that is, inability to resell the securities if needed for liquidity), price volatility due to the uncertainty and unpredictability of the cash flow from the investment, and interest rate risk. Specific goals and objectives for investments of this type, have been included in the investment policy of the Bank.

     Deposits The Consolidated Average Balance Sheets and Related Yields and Rates table highlights average deposits and interest rates during the last three years. Average deposits in 2000 have increased by approximately $1,683,000, or 1.99% from 1999 averages which had increased $8,705,000, or 11.55% compared to 1998. The average cost of deposits for the Bank was approximately 3.84% for the year-ended December 31, 2000 compared to 3.52% and 3.89% for 1999 and 1998, respectively.

     Shareholders' Equity Maintaining a strong capital position in order to absorb inherent risk is one of management's top priorities. Selected capital ratios for the last five years, presented in the Five-Year Consolidated Financial Summary, reveals that the Bank has been able to maintain an average equity to average asset ratio of greater than 11% for the past five years. It should be noted that this ratio has decreased by 45 basis points (100 basis points equals one percent) in 2000 to 11.52% and decreased by 108 basis points in 1999. It should also be noted that the return on average assets decreased in 2000 by twenty-one basis points to .90% from 1.11% after decreasing in 1999 by three basis points from 1.14% in 1998. The declines are due primarily to the increase in earning assets coupled with an 8 and 7 basis point decline in the net interest margin in 2000 and 1999 , respectively. The rising interest rate environment partially offset by a change in the balance sheet mix of interest earning assets resulted in a decrease in the bank's net interest margin in 2000. Significant increases in non-interest expenses were due to expansion into Fredericktown, additional depreciation for the Main Office construction, and increased computer service expense due to outsourcing of the data processing department.

     Banking regulations in 1989 established minimum capital ratios for banks. The primary purpose of these requirements is to assess the riskiness of a financial institution's balance sheet and off balance sheet financial instruments in relation to adjusted capital. A minimum total qualifying capital ratio of at least 8% with at least 4% of capital composed of Tier I (core) capital had to be maintained. Tier I capital includes common equity, non-cumulative perpetual preferred stock, and minority interest less goodwill and other disallowed intangibles. Tier II (supplementary) capital includes subordinate debt, intermediate term preferred stock, the allowance for loan losses and preferred stock not qualifying for Tier I capital. Tier II capital is limited to 100% of Tier I capital. At December 31, 2000 the Bank's risk-based capital ratio for Tier I and Tier II capital is 18.4% and 19.7 %, respectively, thus meeting the required 4% and 8% for Tier I and Tier II capital. The Five-Year Consolidated Financial Summary table and Note Q to Consolidated Financial Statements summarizes the Bank's risk-based capital, leverage components and ratios.

Comparison of Results of Operations for the Years Ended December 31, 2000 and
1999

     General Net income for the year-ended December 31, 2000, amounted to $886,000, a decrease of $185,000, or 17.27%, below the $1,071,000 in net income in 1999. The decrease in net income resulted primarily from a $263,000 increase in depreciation expense as the remaining book value of the main office property was depreciated in the fourth quarter of 2000. The negative provision for loan losses decreased by $4,000 and other non-interest expense increased by $120,000. These increases were partially offset by an increase in other non-interest income of $36,000 and a decrease in provisions for income taxes of $53,000.

Consolidated Average Balance Sheets and Related Yields and Rates*

                                                           2000                            1999
                                               ----------------------------    ----------------------------

                                                         Interest   Average              Interest    Average
                                               Average    Income/   Yields/    Average    Income/    Yields/
In thousands, except ratios                    Balance    Expense     Rates    Balance    Expense     Rates
---------------------------                    -------    -------     -----    -------    -------     -----
Assets
Cash and due from banks                         $ 3,188                         $ 3,479
Federal Funds sold                                  475         29      6.11%     2,601        131      5.04%
Investment securities
   Taxable debt securities                       24,569      1,532      6.24%    27,511      1,598      5.81%
   Tax-exempt debt securities                     5,733        407      7.10%     6,734        482      7.15%
   Equity securities                              1,884        107      5.68%     2,035        108      5.31%
                                                -------     ------              -------     ------
      Total Investment securities                32,186      2,046      6.36%    36,280      2,188      6.03%
Loans
   Real Estate                                   31,974      2,655      8.30%    24,891      2,157      8.67%
   Consumer                                       5,804        554      9.55%     4,665        449      9.62%
   Commercial (includes real estate)             21,520      1,981      9.21%    20,668      1,925      9.31%
                                                -------      -----              -------      -----
   Total loans                                   59,298      5,190      8.75%    50,224      4,531      9.02%

      Total earning assets                       91,959      7,265      7.90%    89,105      6,850      7.69%
Allowance for loan losses                        (1,657)                         (1,714)
Other assets                                      5,718                           5,593
                                                -------                         -------
      Total assets                              $99,208                         $96,463
                                                =======                         =======

Liabilities and Shareholders' Equity
Noninterest-bearing deposits                     10,681                          10,461
Interest-bearing deposits
   NOW accounts                                  13,569        251      1.85%    12,856        238      1.85%
   Money market accounts                          4,817        192      3.99%     6,424        182      2.83%
   Savings accounts                              17,000        353      2.08%    18,621        401      2.15%
   Time deposits                                 39,704      2,089      5.26%    35,726      1,770      4.95%
                                                -------      -----              -------      -----
      Total interest-bearing deposits            75,090      2,885      3.84%    73,627      2,591      3.52%
Borrowed funds                                      882         58      6.58%        16          1      6.00%
                                                -------      -----              -------      -----
   Total interest-bearing liabilities            75,972      2,943      3.87%    73,643      2,592      3.52%
Other liabilities                                 1,129                             808
Shareholders' equity                             11,426                          11,551
                                                -------                         -------
   Total liabilities and shareholders' equity   $99,208                         $96,463
                                                =======                         =======

Net interest income (tax-equivalent basis)                  $4,322                          $4,258
                                                            ======                          ======

Yield spread                                                            4.03%                           4.17%
Net interest income to earnings assets                                  4.70%                           4.78%
Interest-bearing liabilities to earning assets                         82.62%                          82.65%

                                                                   1998
                                                       ----------------------------

                                                                 Interest    Average
                                                       Average    Income/    Yields/
In thousands, except ratios                            Balance    Expense     Rates
---------------------------                            -------    -------     -----
Assets
Cash and due from banks                                 $ 3,284
Federal Funds sold                                        2,071        107      5.17%
Investment securities
   Taxable debt securities                               27,420      1,684      6.14%
   Tax-exempt debt securities                             7,976        473      5.93%
   Equity securities                                        316         17      5.38%
      Total Investment securities                        35,712      2,174      6.09%
Loans
   Real Estate                                           16,536      1,504      9.10%
   Consumer                                               5,003        518     10.35%
   Commercial (includes real estate)                     22,417      2,201      9.82%
                                                        -------     ------
   Total loans                                           43,956      4,223      9.61%

      Total earning assets                               81,739      6,504      7.96%
Allowance for loan losses                                (1,578)
Other assets                                              4,443
                                                        -------
      Total assets                                      $87,888
                                                        =======

Liabilities and Shareholders' Equity
Noninterest-bearing deposits                             10,265
Interest-bearing deposits
   NOW accounts                                          12,626        278      2.20%
   Money market accounts                                  3,350        125      3.73%
   Savings accounts                                      18,608        501      2.69%
   Time deposits                                         30,534      1,631      5.34%
                                                         ------     ------
      Total interest-bearing deposits                    65,118      2,535      3.89%
Borrowed funds                                               97          6      6.19%
                                                        -------     ------
   Total interest-bearing liabilities                    65,215      2,541      3.90%
Other liabilities                                           941
Shareholders' equity                                     11,467
                                                        -------
   Total liabilities and shareholders' equity           $87,888
                                                        =======

Net interest income (tax-equivalent basis)                          $3,963
                                                                    ======

Yield spread                                                                    4.06%
Net interest income to earnings assets                                          4.85%
Interest-bearing liabilities to earning assets                                 79.78%

* Interest income/expense and yield/rates are calculated on a tax-equivalent basis utilizing a federal incremental tax rate of 35% in 2000, 1999 and 1998.

         Net interest income Net interest income totaled $4.32 million (on a tax-equivalent basis) for the year-ended December 31, 2000, an increase of $64,000 or 1.48%, over the $4.26 million recorded in 1999, due primarily to an increase in the average balance of the loans outstanding of $9.1 million, or 18.1%, offset somewhat by a decrease of 27 basis point yield from 9.02% in 1999 to 8.75% in 2000. Interest income on investment securities decreased by $142,000 (on a tax-equivalent basis), or 6.50%, due primarily to a $4.1 million, or 11.28%, decrease in the average balance of investment securities offset by an increase of 33 basis points in the weighted-average yield year-to-year, from 6.03% in 1999 to 6.36% in 2000. Interest income on federal funds sold decreased by $102,000 for the year-ended December 31, 2000. The average balance invested in federal funds sold decreased by $2.1 million, or 81.74%, compared to 1999. The yield on federal funds sold increased by 107 basis points to 6.11%.

         Interest expense on deposits increased by $294,000, or 11.35%, during 2000, due primarily to a 32 basis point increase in the weighted-average rate from 3.52% to 3.84% . Interest expense on short-term borrowings increased by $57,000, primarily due to the increase in average balance outstanding from $16,000 to $882,000.

         As a result of the forgoing changes in interest income and interest expense, net interest income increased by $64,000 (on a tax-equivalent basis), or 1.50%, during 2000, as compared to 1999. The interest yield spread (defined as the difference between the yield on earning assets and the cost of interest-bearing liabilities) decreased by 14 basis points to 4.03% for 2000 as compared to 4.17% for 1999, while the net interest margin (net interest income divided by average earning assets) decreased by 8 basis points to 4.70% for the year 2000.

         Provision for Loan Losses The Bank maintains an allowance for loan losses in an amount which, in management's judgement, is adequate to absorb reasonably foreseeable losses inherent in the loan portfolio. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses, after net charge-offs have been deducted, to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio in accordance with generally accepted accounting principles ("GAAP"). The amount of the provision is based on management's regular review of the loan portfolio and consideration of such factors as historical loss experience, generally prevailing economic conditions, changes in size and composition of the loan portfolio and considerations relating to specific loans, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral. A variety of factors, including the performance of the Bank's loan portfolio, the economy, changes in real estate values, interest rates and regulatory requirements regarding asset classifications, may influence management's determination of the provision. As a result of its analysis, management concluded that the allowance was adequate as of December 31, 2000. There can be no assurance that the allowance will be adequate to cover future losses on loans that may become non-performing assets.

         The Bank experienced net charge-offs of $102,000 during the year-end December 31, 2000 and net recoveries of $137,000 and $320,000 during the years ended December 31, 1999 and 1998, respectively. The Bank's charge-off history is a product of a variety of factors, including the Bank's underwriting guidelines, the composition of its loan portfolio, and the local economic conditions. An analysis of the Allowance for Loan Losses is presented in the Loan Information table.

         There was a negative provision for possible loan losses during 2000 of $134,000 as compared to negative provisions of $130,000 and $75,000 in 1999 and 1998, respectively. The amount of provision was based upon the results of management's quarterly reviews of the loan portfolio to identify problem and potential problem loans and to determine appropriate courses of action on a loan by loan basis. Collection procedures are activated when a loan becomes past due.

         The entire allowance for loan losses is available to absorb any particular loan loss. For analytical purposes, the allowance could be allocated based upon net historical charge-offs of each type of loan for the last five years. However, the primary criteria used to determine the percentage allocation is based upon the losses experienced, the type and market value of the collateral securing the loan portfolio, and the financial standing of certain borrowers due to economic trends in their related businesses or farming operations. Please refer to the Loan Information table for the allocation of the allowance.

         Management believes significant factors affecting the allowance are being reviewed regularly and that the allowance is adequate to cover potentially uncollectible loans as of December 31, 2000. The Bank has no exposure from troubled debt to lesser-developed countries.

         The allowance to loans outstanding at year-end ratio decreased to 2.39% in 2000 from 3.09% and 3.78% in 1999 and 1998, respectively. The decrease was due primarily to the non-existence of non-performing loans coupled with the growth of the loan portfolio. An analysis of the Allowance for Loan Losses is presented in the Loan Information table.

         Other Income and Other Expense Total other income is comprised of operating income attributed to providing deposit accounts for bank customers, the disposition of investment securities prior to their maturity (which are classified as available for sale), increases in the cash surrender values of life insurance policies, and fees from banking services.

         Total other expense is comprised of operating expense attributed to staffing (personnel costs), operation and maintenance of bank buildings and equipment, banking service promotion, taxes and assessments, and other operating expenses. The "Income Statement Data" table, contains a summary of these items for the five years ended December 31, 1996 through 2000.

         Income Taxes The provision for federal income taxes totaled $305,000 for the fiscal year-ended December 31, 2000, a decrease of $53,000, or 14.8%, over the provision in fiscal 1999. The effective tax rates were 25.6% and 25.1% for the years ended December 31, 2000 and 1999.

         Impacting the tax provisions for the three years covered in this report is the level of the provision for possible loan losses (negative provision $134,000, $130,000, and $75,000 in 2000, 1999 and 1998, respectively) and the level of tax-exempt income on securities which was $269,000, $318,000 and $349,000 for the years 2000, 1999, and 1998, respectively. Due to the continued improvement in credit underwriting standards, the values of collateral securing the loan portfolio, the financial standing of certain borrowers in their related businesses or farming operations, and the current economic trends combined with the amount of recoveries on previously charged-off loans, management elected to reduce the Bank's provision for possible loan losses during the fiscal year-ended December 31, 2000.

Consolidated Income Summary

In thousands                                        2000         Change     1999      Change      1998        1997       1996
Interest income (tax-equivalent) basis)            $ 7,265        6.06%   $ 6,850       5.32%    $ 6,504     $ 5,655    $ 5,754
Interest expense                                     2,943       13.54%     2,592       2.01%      2,541       2,164      2,277
                                                   -------                -------                -------     -------    -------
   Net interest income                               4,322        1.50%     4,258       7.44%      3,963       3,491      3,477
Provision for loan losses                             (134)      (3.08%)     (130)   (173.33%)       (75)         27         --
                                                   -------                -------                -------     -------    -------
  Net interest income after provision
   for loan losses                                   4,456        1.53%     4,389       8.67%      4,038       3,464      3,477
Non-interest income                                    686        5.54%       650       2.69%        633         556        543
Non-interest expense                                 3,821       11.14%     3,438       6.75%      3,215       2,732      3,064
                                                   -------                -------                -------     -------    -------
   Income before income taxes                        1,321      (17.49%)    1,601      10.30%      1,456       1,288        956
Income tax expense                                     305      (14.80%)      358       8.76%        331         304        140
Tax-equivalent adjustment                              130      (24.42%)      172      37.90%        124          82        135
                                                   -------                -------                -------     -------    -------
Net income                                         $   886      (17.27%)  $ 1,071       7.39%    $ 1,001     $   902    $   681
                                                   =======                =======                =======     =======    =======

The Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes" requiring a liability approach to accounting for income taxes as opposed to a deferred approach. The liability approach places emphasis on the accuracy of the balance sheet while the deferred approach emphasizes the income statement. Under the liability approach, deferred taxes are computed based on the tax rates in effect for the periods in which temporary differences are expected to reverse. An annual adjustment of the deferred tax liability or asset is made for any subsequent change in tax rates.

         Effects of Inflation/Changing Prices The effects of inflation on operations of the Bank occurs through increased operating costs which can be recovered through increased prices for services. Virtually all of the Bank's assets and liabilities are monetary in nature and can be re-priced on a more frequent basis than in other industries. Every effort is being made through interest sensitivity management to monitor products and interest rates and their impact on future earnings.

           Income Statement Data
           ---------------------
                                                                2000 Over 1999                        1999 Over 1998
                                                        ----------------------------                --------------------
In Thousands                                             Volume   Yield/Rate   Total     Volume     Yield/Rate     Total

Changes in Tax Equivalent Interest Income *
--------------------------------------------------------------
Interest Income
Time Deposits                                           $   -       $   -      $   -       $  -        $   -        $  -
Federal funds sold                                       (141)         39       (102)        28           (4)         24
Investment securities                                    (329)        187       (142)        34          (20)         14
Loans                                                     761        (102)       659        565         (257)        308
                                                        -----       -----      -----       ----        -----        ----
     Total                                                291         124        415        627         (281)        346
                                                        -----       -----      -----       ----        -----        ----
Interest expense
Interest-bearing deposits                                 202          92        294        300         (244)         56
Borrowed funds                                             59          (2)        57         (5)           -          (5)
                                                        -----       -----      -----       ----        -----       -----
     Total                                                261          90        351        295         (244)         51
                                                        -----       -----      -----       ----        -----       -----
Net interest income                                     $  30       $  34      $  64       $332        $ (37)      $ 295
                                                        =====       =====      =====       ====        =====       =====

*Changes in the average balance/rate are allocated entirely to the yield/rate changes

                                                       2000        % Change    1999     % Change       1998        1997      1996
Analysis of Selected Non-Interest Expenses
-------------------------------------------------------------
Salaries and benefits
Salaries                                               $1,191        1.97%    $1,168       3.91%      $1,124      $  858     $1,109
Benefits                                                  528        6.67%       495      35.25%         366         285        433
                                                       ------                 ------                  ------      ------     ------
     Total                                             $1,719        3.37%    $1,663      11.61%      $1,490      $1,143     $1,542
                                                       ======                 ======                  ======      ======     ======

Occupancy and equipment
Depreciation                                           $  335      (14.32%)   $  391      10.45%      $  354      $  268     $  273
Maintenance and repairs                                   158      (11.24%)      178      (0.56)%        179         158        161
Real estate taxes                                          21       16.67%        18      20.00%          15          15         15
Insurance                                                  25        4.17%        24    (17.24)%          29          24         21
Utilities and other                                        96      118.28%        44      11.90%          42          33         35
                                                       ------                 ------                  ------      ------     ------
     Total                                             $  635       (3.05%)   $  655       6.30%      $  619      $  498     $  505
                                                       ======                 ======                  ======      ======     ======

Other expenses
Advertising                                            $   86      (30.08%)   $  123      51.85%      $   81      $   84     $   91
ATM fees                                                   61       24.49%        49      25.64%          39          29         25
Bank charges                                               38       (9.52%)       42       5.00%          40          35         38
Credit card fees                                            0        (100%)       17    (62.22)%          45          42         43
Deposit insurance                                          17       88.89%         9      12.50%           8          18         21
Directors' fees                                            88       14.29%        77       6.94%          72          70         84
Legal and professional                                    154       (4.94%)      162    (15.84)%         202         283        217
State franchise tax                                       139        2.21%       136    (17.58)%         165         116        158
Postage, freight & courier                                 73        1.39%        72      10.77%          65          49         39
Supplies                                                  105        5.00%       100     (8.18)%         110         113         99
Travel                                                     16      (48.39%)       31    (22.50)%          40          44         29
Other                                                     427       44.26%       296      18.83%         239         208        173
                                                       ------                 ------                  ------      ------     ------
     Total                                             $1,204        8.08%    $1,114       0.45%      $1,106      $1,091     $1,017
                                                       ======                 ======                  ======      ======     ======

Liquidity and Interest Rate Sensitivity Management Management utilizes several tools currently available to monitor and ensure that liquid funds are available to satisfy the normal loan and deposit needs of its customers while taking advantage of investment opportunities as they arise in order to maintain consistent growth and interest income. Cash and due from banks, marketable investment securities with maximum one-year maturities, lines of credit at correspondent banks, borrowing availability at the Federal Home Loan Bank of Cincinnati, and federal funds sold are the principal components of asset liquidity. The "Interest Rate Sensitivity" table, indicates that the Bank is in a liability sensitive position which is more beneficial in a period of declining interest rates since liabilities can be re-priced at lower rates. In periods of rising interest rates, interest sensitive assets are more favorable since they allow adjustment of interest sensitive assets prior to maturing interest sensitive liabilities. The three month category of interest sensitive liabilities includes approximately $34.2 million consisting of Savings, NOW accounts, and money market accounts which can be adjusted in any one category at any time to offset any positive gap in a declining rate environment.


Interest Rate Sensitivity

                                                                     Repricing or Maturing
                                                     ---------------------------------------------------
                                                                     Over          Over
                                                      Within       3 Months       1 Year         After
In thousands, except ratios                          3 Months     to 1 Year     to 2 Years      2 Years                 Total
Loans                                                $  6,794      $  6,597      $  5,498       $ 43,790               $ 62,679
Investment securities                                   1,110         5,164         3,548         18,155                 27,977
Other earning assets                                    1,210                                                             1,210
Other assets                                                                                       8,265                  8,265
                                                     --------      --------      --------       --------               --------
     Total assets                                    $  9,114      $ 11,761      $  9,046       $ 70,210               $100,131
                                                     ========      ========      ========       ========               ========

Noninterest-bearing deposits                                                                    $ 11,636               $ 11,636
Interest-bearing deposits                            $ 18,492      $ 21,471      $  9,863       $ 23,465                 73,291
Borrowed funds                                          2,235                                                             2,235
Other liabilities and equity                                                                      12,969                 12,969
                                                     --------      --------      --------       --------               --------
     Total liabilities and equity                    $ 20,727      $ 21,471      $  9,863       $ 48,070               $100,131
                                                     ========      ========      ========       ========               ========

Gap*                                                 $(11,613)     $ (9,710)     $   (817)      $ 22,140
Cumulative gap                                        (11,613)      (21,323)      (22,140)             -
Cumulative gap as a percent of total assets            (11.60%)      (21.30%)      (22.11%)         0.00%

     Management utilizes variable rate loans (on an increasing basis) and adjustable rate deposits to maintain desired net interest margins. A procedural process has been developed to monitor changes in market rates on interest sensitive assets and liabilities with appropriate action being taken when warranted. Please refer to the "Interest Rate Sensitivity" and the "Other Balance Sheet Data" tables for additional information.

Quarterly Condensed Consolidated Financial Information


                                                               2000 Quarters                             1999 Quarters
In thousands, except per common               Fourth     Third     Second    First     Fourth      Third       Second      First
Share and ratios
Interest income                              $  1,858    $ 1,814   $ 1,763   $ 1,700   $ 1,801     $ 1,676     $ 1,619     $ 1,583
Interest expense                                  808        765       711       659       675         656         644         617
                                             --------    -------   -------   -------   -------     -------     -------     -------
Net interest income                             1,050      1,049     1,052     1,041     1,126       1,020         975         966
Provision for loan losses                           0        (50)      (50)      (34)      (30)        (50)        (25)        (25)
Non-interest income                               197        168       168       153       161         165         164         160
Non-interest expense                            1,069        938       933       881       938         872         797         831
                                             --------    -------   -------   -------   -------     -------     -------     -------
Income before income taxes                        178        329       337       347       379         363         367         320
Income tax expense                                 37         87        88        93        83          98          97          80
                                             --------    -------   -------   -------   -------     -------     -------     -------
Net income                                   $    141    $   242   $   249   $   254   $   296     $   265     $   270     $   240
                                             ========    =======   =======   =======   =======     =======     =======     =======

Per Common Share

Net income
     Basic                                   $    .23    $   .40   $   .40   $   .41   $   .47     $   .42     $   .43     $   .38
     Diluted                                      .23        .39       .40       .40       .46         .42         .42         .38
Dividends declared                                .16        .16       .16       .16       .16         .15         .30           -
Shareholders' equity                            19.47      19.00     18.60     18.37     18.32       18.49       18.12       18.54
Stock price range
     High                                       29.00      29.00     29.00     29.00     28.25       28.00       28.00       28.00
     Low                                        29.00      29.00     29.00     28.25     28.00       28.00       28.00       27.00

Tax-equivalent Yields and Rates

Federal funds sold                               6.49%      6.30%     4.82%     5.00%     5.41%      6.01%       4.72%       4.75%
Investment securities                            6.04%      5.91%     5.96%     5.90%     5.70%      5.55%       5.43%       5.48%
Loans                                            8.91%      8.83%     8.68%     8.57%     9.12%      8.81%       8.85%       9.09%
     Total earning assets                        7.95%      7.82%     7.69%     7.56%     7.70%      7.30%       7.29%       7.42%
Interest-bearing deposits                        4.15%      3.94%     3.73%     3.55%     3.54%      3.50%       3.55%       3.53%
Borrowed funds                                   6.47%      7.46%     6.65%     6.45%      N/A        N/A         N/A         N/A
Total interest-bearing liabilities               4.20%      3.97%     3.75%     3.57%     3.54%      3.50%       3.55%       3.53%
Yield spread                                     3.75%      3.86%     3.94%     3.99%     4.16%      3.80%       3.74%       3.89%
Net interest income to earning assets            4.49%      4.52%     4.59%     4.62%     4.81%      4.52%       4.39%       4.53%

Ratios

Return on assets                                 0.56%      0.97%     1.01%     1.05%     1.19%      1.09%       1.14%       1.04%
Leverage                                         8.86x      8.93x     8.97x     8.69x     8.70x      8.40x       8.29x       7.95x
Return on average shareholders' equity           4.96%      8.66%     9.06%     9.12%    10.36%      9.16%       9.42%       8.28%

Average Assets

Cash and due from banks                      $  3,244    $ 3,306   $ 3,107   $ 3,093   $ 4,025      $3,445      $2,899      $3,300
Federal funds sold                              1,356        127       249       160     3,623       1,863       3,136       1,769
Investment securities                          30,084     31,750    32,996    33,943    35,082      36,898      36,555      37,180
Loans                                          62,026     60,864    58,422    55,840    54,842      51,596      48,973      46,358
                                             --------    -------   -------   -------   -------     -------     -------     -------
   Total earning assets                        93,466     92,741    91,667    89,943    93,547      90,357      88,664      85,307
Allowance for loan losses                      (1,572)    (1,635)   (1,697)   (1,723)   (1,688)     (1,662)     (1,691)     (1,714)
Other assets                                    5,808      5,529     5,228     5,105     3,914       5,360       5,549       5,724
                                             --------    -------   -------   -------   -------     -------     -------     -------
   Total average assets                      $100,946    $99,941   $98,305   $96,418   $99,798     $97,500     $95,421     $92,617
                                             ========    =======   =======   =======   =======     =======     =======     =======

Average Liabilities and Shareholders' Equity

Noninterest-bearing deposits                 $ 11,293    $10,539   $10,586   $10,301   $10,757     $ 9,632     $ 9,519     $10,119
Interest-bearing deposits                      75,396     76,428    75,037    73,489    76,417      74,970      72,631      69,896
Borrowed funds                                  1,607        697       722       496         -           -           -           8
Other liabilities                               1,285      1,100       961       992     1,158       1,286       1,762         945
Shareholders' equity                           11,365     11,177    10,999    11,140    11,466      11,612      11,509      11,649
                                             --------    -------   -------   -------   -------     -------     -------     -------
Total average liabilities and shareholders'
equity                                       $100,946    $99,941   $98,305   $96,418   $99,798     $97,500     $95,421     $92,617
                                             ========    =======   =======   =======   =======     =======     =======     =======

Other Balance Sheet Data
In thousands, except ratios
Maturity of Total Investment Securities (a)

                                                                              Carrying Value
                                             Within 1 Year      1-5 Years       5-10 Years     After 10 Years         Total
                                             Amount/Yield     Amount/Yield     Amount/Yield     Amount/Yield       Amount/Yield
                                             ------------     ------------    --------------   --------------      ------------
                                                 --                --               --               --                  --
--------------------------------------------------
At December 31, 1999
Investment securities available-for-sale:
   U.S. Government Agency                    2,760   5.92%    4,650    5.95%   1,500   7.09%  $     -        -      8,910     6.10%
   State and Municipal Obligation (b)        1,421   6.64%    2,936    7.08%   1,867   7.08%                        6,224     6.80%
   Mortgage-backed securities                2,003   6.57%    4,077    5.39%   2,714   5.97%    1,956     5.51%    10,750     5.99%
   Corporate securities                      1,417   5.53%                                                          1,417     5.53%
   Commercial Paper                                                                                                 1,324     5.51%
   Equity                                                                                         554                 554
                                            ------          -------           ------          -------             -------

        Total investment securities         $7,601   6.03%  $11,663    6.46%  $6,081   7.00%  $ 2,632     5.51%   $27,977     6.30%
                                            ======          =======           ======          =======             =======

                                            Within            1-5              After
Maturity of Loans                           1 Year           Years            5 Years          Total
--------------------------------------------------
Fixed Rate
Commercial                                 $ 2,865          $ 1,512           $     0         $ 4,377
Installment loans to individuals             2,043            5,139                 0           7,182
Residential/Commercial real estate           2,655           13,724            23,942          40,321

   Total                                     7,563           20,375            23,942          51,880
                                           -------           ------           -------          ------

Floating interest rates

Residential/Commercial Real Estate           4,478            4,903                 0           9,381
Commercial                                   1,418                0                 0           1,418
                                           -------          -------           -------         -------
   Total                                   $13,459          $25,278           $23,942         $62,679
                                           =======          =======           =======         =======

                                                                                       Within     3-12    1-2      2-3
Maturity of Time Deposits of $100,000 or more                                         3 Months   Months  Years    Years     Total
---------------------------------------------------------------------------------------------
Certificates of deposit and other time                                                $ 3,184   $ 4,893  $   836  $     0  $ 8,076
                                                                                      =======   =======  =======  =======  =======

Deposits at December 31,                                                                2000      1999     1998    1997      1996
---------------------------------------------------------------------------------------------
Non-interest-bearing deposits                                                         $11,636   $11,426  $10,517  $ 9,708  $11,296
Interest-bearing deposits

   NOW and money market accounts                                                       18,046    19,367   18,670   10,972   12,397
   Savings accounts                                                                    16,182    18,205   18,639   18,063   20,208
   Certificates of deposit                                                             39,063    37,961   33,485   27,349   26,173
                                                                                      -------   -------  -------  -------  -------
Total deposits                                                                        $84,927   $86,959  $81,311  $66,092  $70,074
                                                                                      =======   =======  =======  =======  =======

----------------------------------------------------------------------------------------------------------------------------------

(a)  Based on contractual maturities
(b) The yield on state municipal securities is increased by the benefit of tax exemption, assuming a 34% federal income tax rate. For the year-ended December 31,1999, the amount of the increases in the yields for these securities and for total securities is 1.87% and .42%, respectively.

ITEM 7. Financial Statements and Supplementary Data


                           (Accountant's Letterhead)
                        Dixon, Francis, Davis & Company
                               1205 Weaver Drive
                             Granville, Ohio 43023

                         INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Shareholders
FC Banc Corp
Bucyrus, Ohio

         We have audited the consolidated balance sheets of FC Banc Corp and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FC Banc Corp and subsidiary as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with generally accepted accounting principles.

                                                     Dixon, Francis, Davis
                                                     & Company

Granville, Ohio
January 17, 2001

                          CONSOLIDATED BALANCE SHEETS
================================================================================
                                                      (Dollars in thousands)
                                                            December 31,
                                                       2000              1999
                                                       ----              ----
ASSETS
Cash and cash equivalents
 Cash and amounts due from banks                     $  3,675          $ 4,311
 Interest-bearing deposits with banks                      10               10
 Federal funds sold                                     1,200                0
                                                     --------          -------

    Total cash and cash equivalents                     4,885            4,321

Investment securities, available-for-sale              27,977           34,795

Loans                                                  62,679           55,975
Allowance for loan losses                              (1,496)          (1,732)
                                                     --------          -------

    Net loans                                          61,183           54,243

Premises and equipment, net                             2,041            2,108
Accrued interest receivable                               750              683
Cash surrender value of life insurance                  2,489            2,373
Deferred income taxes                                     391              611
Other assets                                              415              127
                                                     --------          -------

    TOTAL ASSETS                                     $100,131          $99,261
                                                     ========          =======

LIABILITIES
Deposits
 Noninterest-bearing                                  $11,636          $11,426
 Interest-bearing                                      73,291           75,533
                                                     --------          -------

    Total deposits                                     84,927           86,959

Borrowed funds                                          2,258               29
Accrued interest payable                                  228              184
Other liabilities                                         942              736
                                                     --------          -------

    TOTAL LIABILITIES                                  88,355           87,908

SHAREHOLDERS' EQUITY
Common stock of no par value;
 4,000,000 shares authorized, 665,632 shares issued       832              832
Additional paid-in capital                              1,366            1,371
Retained earnings                                      11,212           10,720
Treasury stock, at cost; 60,777 and 43,441 shares      (1,560)          (1,047)
Accumulated other comprehensive income                    (74)            (523)
                                                     --------          -------

    TOTAL SHAREHOLDERS' EQUITY                         11,776           11,353
                                                     --------          -------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $100,131         $ 99,261
                                                     ========         ========

_____________
See accompanying notes.

                       CONSOLIDATED STATEMENTS OF INCOME
================================================================================

                                                           (Dollars in thousands)
                                                           Years ended December 31,
                                                          2000      1999       1998
                                                          ----      ----       ----
INTEREST INCOME
Interest and fees on loans                               $5,190    $4,524    $4,218
Interest and dividends on investment securities           1,914     2,020     2,055
Interest on federal funds sold                               29       131       107
Interest on bank deposits                                     2         4         0
                                                         ------    ------    ------

  TOTAL INTEREST INCOME                                   7,135     6,679     6,380

INTEREST EXPENSE
Interest on deposits                                      2,884     2,591     2,535
Interest on borrowed funds                                   59         1         6
                                                         ------    ------    ------

  TOTAL INTEREST EXPENSE                                  2,943     2,592     2,541
                                                         ------    ------    ------

  NET INTEREST INCOME                                     4,192     4,087     3,839
Provision for loan losses (income) expense                 (134)     (130)      (75)
                                                         ------    ------    ------

  NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                      4,326     4,217     3,914

OTHER INCOME
Service charges                                             419       408       411
Gains (losses) from sales of investment securities, net      19        (3)       11
Life insurance buildup                                      127       130        75
Other income                                                121       115       136
                                                         ------    ------    ------

  TOTAL OTHER INCOME                                        686       650       633

OTHER EXPENSES
Salaries and employee benefits                            1,719     1,669     1,558
Net occupancy and equipment expenses                        635       655       619
Advertising and public relations                             86       123        81
Directors fees                                               88        77        72
Legal and professional                                      154       162       202
State taxes                                                 139       136       165
Supplies                                                    105       100       110
Postage, freight & courier                                   73        72        65
EDP                                                         143        62         2
Loss on disposal of fixed assets                            263         0         0
Other expenses                                              416       382       409
                                                         ------    ------    ------

  TOTAL OTHER EXPENSES                                    3,821     3,438     3,283
                                                         ------    ------    ------

  NET INCOME BEFORE FEDERAL INCOME
     TAX EXPENSE                                          1,191     1,429     1,264
Federal income tax expense                                  305       358       308
                                                         ------    ------    ------

  NET INCOME                                             $  886    $1,071    $  956
                                                         ======    ======    ======

EARNINGS PER SHARE:
 Basic                                                   $ 1.44    $ 1.70    $ 1.49
 Diluted                                                 $ 1.42    $ 1.67    $ 1.48

_____________
See accompanying notes.

                               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
====================================================================================================================================


                                                                             (Dollars in thousands)
                                                                  Years ended December 31, 2000, 1999 and 1998
                                                                                               Accumulated   Total
                                                           Capital                               other       share-        Compre-
                                                  Common   paid-in    Retained    Treasury   comprehensive  holders'       hensive
                                                  stock    capital    earnings      stock        income      equity        Income
                                                  -----    -------    --------      -----        ------      ------        ------
Balances at December 31, 1997                    $ 832     $ 1,370    $  9,461     $   (484)      $  16      $ 11,195
Comprehensive Income
Net Income                                                                 956                                    956      $   956
    Other comprehensive income, net of tax:
        Change in unrealized
        gain (loss) on securities
        available-for-sale,
        net of deferred income tax of $31                                                           (65)          (65)         (65)
                                                                                                                           -------
        Total comprehensive income                                                                                         $   891
                                                                                                                           =======
Dividends declared - common ($.60 per share)                              (383)                                  (383)

Purchase 7,447 shares of treasury stock                                                (201)                     (201)
                                                 -----     -------    --------     --------       -----      --------
Balances at December 31, 1998                      832       1,370      10,034         (685)        (49)       11,502
Comprehensive Income
Net Income                                                               1,071                                  1,071      $ 1,071
    Other comprehensive income, net of tax:
        Change in unrealized
        gain (loss) on securities
        available-for-sale,
        net of deferred income tax of $237                                                         (474)         (474)        (474)
                                                                                                                           -------
        Total comprehensive income                                                                                         $   597
                                                                                                                           =======
Dividends declared - common ($.61 per share)                              (385)                                  (385)

Sale 1,000 treasury shares                                       1                       23                        24
Purchase 13,738 shares of treasury stock                                               (385)                     (385)
                                                 -----     -------    --------     --------       -----      --------

Balances at December 31, 1999                      832       1,371      10,720       (1,047)       (523)       11,353
Comprehensive Income
Net Income                                                                 886                                    886      $   886
    Other comprehensive income, net of tax:
        Change in unrealized
        gain (loss) on securities
        available-for-sale,
        net of deferred income tax of $225                                                          449           449          449
                                                                                                                           -------
        Total comprehensive income                                                                                         $ 1,335
                                                                                                                           =======
Dividends declared - common ($.64 per share)                              (394)                                  (394)
Sale 2,360 treasury shares                                      (5)                      57                        52
Purchase 19,696 shares of treasury stock                                               (570)                     (570)
                                                 -----     -------    --------     --------       -----      --------

Balances at December 31, 2000                    $ 832     $ 1,366    $ 11,212     $ (1,560)      $ (74)     $ 11,776
                                                 =====     =======    ========     ========       =====      ========

________________________
See accompanying notes.

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
  ==========================================================================================================================
                                                                                               (Dollars in thousands)
                                                                                               Years ended December 31,
  CASH FLOWS FROM OPERATING ACTIVITIES:                                                   2000          1999          1998
                                                                                          ----          ----          ----
  Net income                                                                           $   886       $ 1,071       $   956
  Adjustments to reconcile net income to net cash
      Provided by operating activities:
           Provision for loan losses                                                      (134)         (130)          (75)
           Loss (gain) on sales of available-for-sale securities, net                      (19)            3           (11)
           Gain from sale of loans held-for-sale                                             0             0           (10)
           Loss (gain) from sale of premises and equipment                                 263            (1)            0
           Gain on sale of other real estate owned                                           0            (1)            0
           Income accrued on life insurance contracts                                     (117)         (130)          (75)
           Origination of loans held-for-sale                                                0             0        (1,287)
           Proceeds from sale of loans held-for-sale                                         0             0         1,297
           Depreciation                                                                    336           391           357
           Deferred income taxes                                                             0           (20)            0
           Investment securities amortization (accretion), net                              96           198           134
           Net change in:
                Accrued interest receivable                                                (67)           28            21
                Accrued interest payable                                                    44            (4)            7
                Other assets                                                              (287)          (55)           76
                Other liabilities                                                          205            27           165
                                                                                       -------       -------       -------
      Net cash provided by operating activities                                          1,206         1,377         1,555
  CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available-for-sale                                              (205)       (9,937)      (22,287)
  Proceeds from sales of securities available-for-sale                                      62           711         6,065
  Proceeds from maturities of securities available-for-sale                              7,555        10,826        11,144
  Proceeds from sale of loans                                                                0           282             0
  Net increase in loans                                                                 (6,806)      (10,521)       (5,300)
  Proceeds from sale of other real estate owned                                              0            51             0
  Purchases of premises and equipment                                                     (533)       (1,010)         (429)
  Sale of premises and equipment                                                             0             1             0
  Purchases of life insurance contracts                                                      0          (560)         (840)
  Proceeds from redemption of life insurance contracts                                       0           702             0
                                                                                       -------       -------       -------
       Net cash provided by (used in) investing activities                                  73        (9,455)      (11,647)
  CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in:
      Noninterest-bearing, interest bearing, demand, and savings deposits                  210         1,112         9,084
      Certificates of deposit                                                           (2,242)        4,536         6,135
  Net increase (decrease) in short-term borrowed funds                                   2,235             0          (600)
  Proceeds from note payable                                                                 0            30             0
  Payments on note payable                                                                  (6)           (1)          (41)
  Proceeds from stock option exercises                                                      52            23             0
  Purchase of treasury stock                                                              (570)         (385)         (201)
  Cash dividends paid                                                                     (394)         (385)         (383)
                                                                                       -------       -------       -------
      Net cash provided by (used in) financing activities                                 (715)        4,930        13,994
                                                                                       -------       -------       -------
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     564        (3,148)        3,902
  CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                         4,321         7,469         3,567
                                                                                       -------       -------       -------
   CASH AND CASH EQUIVALENTS AT END OF YEAR                                            $ 4,885       $ 4,321       $ 7,469
                                                                                       =======       =======       =======

  SUPPLEMENTAL DISCLOSURES
  Cash paid during the year for interest                                               $ 2,899       $ 2,596       $ 2,534
  Cash paid during the year for income taxes                                               312           498           197
  Loans transferred to other real estate owned                                               0            50             0

________________________________________
See accompanying notes.

                  Notes to Consolidated Financial Statements
                  ------------------------------------------

================================================================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

FC Banc Corp (the Bancorp) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, Farmers Citizens Bank, (the Bank). The Bank generates commercial (including agricultural), mortgage and consumer loans and receives deposits from customers located primarily in Crawford County, Morrow County, Knox County and the surrounding areas. The Bank operates under a state bank charter and provides full banking services. As a state bank, the Bank is subject to regulations by the State of Ohio Division of Financial Institutions (DFI) and the Federal Reserve System through the Federal Reserve Bank of Cleveland (FRB).

Basis of Consolidation

The consolidated financial statements include the accounts of FC Banc Corp, and its wholly-owned subsidiary, Farmers Citizens Bank, after elimination of all material intercompany transactions and balances.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral.

The Bank's loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on local economic conditions in the agricultural industry.

While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

Investment Securities

All debt securities are classified as available-for-sale. Securities available-for-sale are carried at fair value with unrealized gains and losses reported in other comprehensive income. Realized gains (losses) on securities available-for-sale are included in other income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on sales of securities are determined on the specific-identification method.

Loans

Loans are stated at unpaid principal balances, less the allowance for loan losses.

Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans is not recognized until all principal payments have been made in full.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Changes in the allowance related to impaired loans are charged or credited to the provision for loan losses.

Premises and Equipment

Land is carried at cost. Other premises and equipment are recorded at cost net of accumulated depreciation. Depreciation is computed using the straight-line method based principally on the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized.

Other Real Estate Owned

Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at the lower of the Bank's carrying amount or fair value less estimated selling cost at the date of foreclosure. Any write-downs based on the asset's fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs related to development of real estate is capitalized. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell.

Postretirement Benefits

Postretirement health care and life insurance benefits are charged to salaries and employee benefits expense when paid. In December, 1990, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
(SFAS) No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. Under SFAS No.106, beginning in 1995, postretirement benefits other than pensions were accounted for in a manner similar to current standards for accounting for pensions. SFAS No. 106 requires that the accumulated postretirement benefit obligation be either charged in the income statement as a cumulative effect of a change in accounting in the period of adoption or delayed and amortized over future periods as part of future postretirement benefits costs.

Off-Balance Sheet Financial Instruments

In the ordinary course of business the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

Advertising

Advertising cost are charged to operations when incurred.

Stock Options

The Bancorp has elected to continue accounting for employee stock compensation plans under APB Opinion 25 and related Interpretations. However, the Company discloses in the Notes to Consolidated Financial Statements in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No.123 encourages, but does not require companies to recognize compensation expense for grants of stock, stock options and other equity instruments based on the fair value of those instruments.

Income Taxes

Income taxes are provided for the tax effects reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of available-for-sale securities, allowance for loan losses, accumulated depreciation, income on nonaccrual loans, deferred compensation, and accretion income. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Bancorp files consolidated income tax returns with its subsidiary.

Reclassifications

Certain amounts in 2000 and 1999 have been reclassified to conform with the 2000 presentation.



NOTE B - RESTRICTION ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The required reserve at December 31, 2000 and 1999, was $736,000 and $717,000, respectively.

NOTE C - INVESTMENT SECURITIES

The amortized cost of securities and their approximate fair values are as follows:

Available-for-sale
------------------

                                                                 (Dollars in thousands)
                                                                  --------------------

                                        December 31, 2000                                      December 31, 1999
                       --------------------------------------------------      ------------------------------------------------

                                     Gross           Gross                                   Gross          Gross
                    Amortized      unrealized      unrealized      Fair      Amortized    unrealized     unrealized        Fair
                       cost          gains           losses        value        cost         gains         losses         value
                       ----          -----           ------        -----        ----         -----         ------         -----

Federal agencies        $ 8,916        $  8           $ (79)       $ 8,845     $10,428         $  0          $(191)     $10,237

State &
municipal
securities                6,317          33             (27)         6,323       7,858           18           (227)       7,649

Mortgage-backed
securities               10,844          18            (102)        10,760      13,400            5           (389)      13,016

Corporate
debt securities           1,429           1              (5)         1,425       2,047            0            (32)       2,015

Commercial paper              0           0               0              0       1,324            0              0        1,324

Equity
securities                  596          28               0            624         534           20              0          554
                        -------        ----           -----        -------     -------         ----          -----      -------

Total                   $28,102        $ 88           $(213)       $27,977     $35,591         $ 43          $(839)     $34,795
                        =======        ====           =====        =======     =======         ====          =====      =======

The amortized cost and estimated fair value of securities available-for-sale at December 31, 2000, by contractual maturity, are as follows:

                                                     (Dollars in thousands)

Amounts maturing in:                                 Amortized         Fair
                                                        Cost           Value
                                                     ---------         -----

One year or less                                         $ 5,172        $ 5,173
After one year through five years                          6,157          6,088
After five years through ten years                         2,346          2,341
After ten years                                            2,987          2,991
Mortgage-backed securities                                10,844         10,760
Equity securities                                            596            624
                                                         -------        -------

Total                                                    $28,102        $27,977
                                                         =======        =======

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

During 2000, the Bank sold securities available-for-sale for total proceeds of approximately $62,000 resulting in gross realized gains of approximately $19,000. During 1999, the Bank sold securities available-for-sale for total proceeds of approximately $711,000, resulting in gross realized losses of approximately $3,000. During 1998, the Bank sold securities available-for-sale for total proceeds of approximately $6,065,000 resulting in gross realized gains of approximately $12,000 and gross losses of approximately $1,000.

Investment securities with a carrying value of approximately $15,113,000 and $14,798,000 were pledged at December 31, 2000 and 1999 to secure certain deposits.



NOTE D - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at December 31, 2000 and 1999 are summarized as follows:

                                                                                               (Dollars in thousands)

                                                                                                2000             1999
                                                                                                ----             ----
Loans secured by real estate:
Construction                                                                                 $   841          $   416
   Farmland                                                                                    8,803            8,225
   1-4 family residential properties                                                          27,334           23,770
   Multifamily (5 or more) residential properties                                                331                0
   Nonfarm nonresidential properties                                                          11,712           11,923
Agricultural production                                                                        3,556            3,349
Commercial and industrial                                                                      2,024            3,120
Consumer                                                                                       7,860            4,916
Municipal                                                                                        201              251
Other                                                                                             17                5
                                                                                             -------          -------

Total                                                                                        $62,679          $55,975
                                                                                             =======          =======
                                                                               2000             1999             1998
                                                                               ----             ----             ----
Allowance for loans losses:
Balance, beginning of year                                                  $ 1,732          $ 1,725          $ 1,480

Provision for loan losses (income) expense                                     (134)            (130)             (75)
Recoveries on loans                                                              81              205              379
Loans charged-off                                                              (183)             (68)             (59)
                                                                            -------          -------          -------

Balance, end of year                                                        $ 1,496          $ 1,732          $ 1,725
                                                                            =======          =======          =======

At December 31, 2000 and 1999, there was no recorded investment in impaired loans. The average recorded investment in impaired loans amounted to approximately $0, $0 and $175,000 for the years ended December 31, 2000, 1999 and 1998, respectively. No interest income on impaired loans was recognized for cash payments received for the years ended December 31, 2000, 1999 and 1998.

The Bank has no loans which have been modified. The Bank has entered into transactions with certain directors, executive officers, significant shareholders, and their affiliates. Such transactions were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other customers, and did not, in the opinion of management, involve more than a normal credit risk or present any other unfavorable features. The aggregate amount of loans to such related parties at December 31, 2000 was $2,917,000. During the year ended loans made to such related parties amounted to $836,000 and payments amounted to $733,000.

NOTE E - PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31, 2000 and 1999 follows:

                                                        (Dollars in thousands)

                                                          2000            1999
                                                          ----            ----

Land                                                   $   720         $   514
Buildings                                                  992           1,736
Equipment                                                1,202           1,338
Construction in process                                    185             261
                                                       -------         -------
                                                         3,099           3,849
Accumulated depreciation                                (1,058)         (1,741)
                                                       -------         -------

Total                                                  $ 2,041         $ 2,108
                                                       =======         =======


During 2000, the Bancorp initiated a plan to demolish the main office banking facility and replace it with one that promotes customer convenience and efficiency of operations. It is anticipated that the new facility will be available for use during the fourth quarter of 2001. In connection with the plan of disposal, the Bancorp determined that the carrying value of certain assets exceeded their fair values. Accordingly, a loss of $263,000, which is included as part of other expenses, represents the excess of carrying value of $534,000 over the fair value of $271,000, has been charged to operations in 2000.



NOTE F - CASH SURRENDER VALUE OF LIFE INSURANCE

The Bank is the beneficiary of insurance on the lives of twelve of its past and present officers and directors. At December 31, 2000 and 1999, there were no notes payable to the insurance company.

NOTE G - DEPOSITS

Deposit account balances at December 31, 2000 and 1999, are summarized as follows:

                                                         (Dollars in thousands)

                                                          2000             1999
                                                          ----             ----

  Noninterest bearing demand                           $11,636          $11,426
  Interest-bearing demand                               12,201           13,399
  Savings accounts                                      22,027           24,173
  Certificates of deposit                               39,063           37,961
                                                       -------          -------

  Total                                                $84,927          $86,959
                                                       =======          =======

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $8,913,000 and $11,531,000 at December 31, 2000 and
1999.

Certificates maturing in years ending December 31, as of December 31, 2000:

                                                 (Dollars in thousands)

           2001                                        $30,488
           2002                                          7,120
           2003                                          1,438
           2004                                             17
           2005 and thereafter                               0
                                                       -------

           Total                                       $39,063
                                                       =======

The Bank held related party deposits of approximately $1,322,000 and $1,159,000 at December 31, 2000 and 1999, respectively.

Overdrawn demand deposits reclassified as loans totaled $14,000 and $5,000 at December 31, 2000 and 1999, respectively.

NOTE H - BORROWED FUNDS

Borrowed funds balances at December 31, 2000 and 1999 are summarized as follows:

                                                         (Dollars in thousands)

                                                          2000             1999
                                                          ----             ----

Repurchase agreements                                   $2,235             $  0
Note payable                                                23               29
                                                        ------             ----

Total borrowed funds                                    $2,258             $ 29
                                                        ======             ====

NOTE I - FEDERAL INCOME TAXES

The consolidated provision for income taxes for the years ended December 31, 2000, consist of the following:

                                                    (Dollars in thousands)

                                              2000           1999          1998
                                              ----           ----          ----
Income tax expense
    Current tax expense                      $ 193          $ 342         $ 308
    Deferred tax expense                       112             16             0
                                             -----          -----         -----

Total                                        $ 305          $ 358         $ 308
                                             =====          =====         =====

The consolidated provision for federal income taxes differs from that computed by applying federal statutory rates to income before federal income tax expenses, as indicated in the following analysis:

                                                                            (Dollars in thousands)

                                                               2000                  1999                  1998
                                                               ----                  ----                  ----
Federal statutory income tax at 34%                     $ 405         34%    $  486       34.0%     $  430      34.0%
Tax exempt interest                                       (96)        (8)%     (113)      (7.8)%      (130)     (9.8%)
Life insurance income                                     (43)      (3.6)%      (44)      (3.0)%       (25)     (1.9%)
Interest and other non-deductible expenses                 14        1.2%        24        1.7%         24       1.8%
Other                                                      25        2.1%         5        0.1%          9       0.7%
                                                        -----       ----     ------       ----      ------      ----

Total                                                   $ 305       25.7%    $  358       25.0%     $  308      24.8%
                                                        =====       ====     ======       ====      ======      ====

A cumulative net deferred tax asset is included in other assets at December 31, 2000 and 1999. The components of the asset are as follows:

                                                          (Dollars in thousands)

                                                          2000             1999
                                                          ----             ----

Differences in available-for-sale securities             $  51            $ 272
Differences in depreciation methods                        (41)             (37)
Differences in accounting for loan losses                  182              227
Differences in accrued expenses and benefits               171              160
Differences in discount accretion                           (5)             (11)
Other                                                       33                0
                                                         -----            -----

Total                                                    $ 391            $ 611
                                                         =====            =====

Deferred tax assets                                        437            $ 708
Deferred tax liabilities                                   (46)             (97)
                                                         -----            -----

Net deferred tax assets                                  $ 391            $ 611
                                                         =====            =====

NOTE J - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying consolidated financial statements. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheets.

Financial instruments whose contract amount represents credit risk were as follows:

                                                      (Dollars in thousands)

                                                       2000             1999
                                                       ----             ----

Home equity lines of credit                           $  961          $  967
Other commitments to extend credit                     3,214           3,234
Standby letters of credit                                609             615
                                                      ------          ------

                                                      $4,784          $4,816
                                                      ======          ======

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank's policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.

The Bank has not been required to perform on any financial guarantees during the past three years. The Bank has not incurred any losses on its commitments during the last three years.

The Bank maintains bank accounts at five banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. Cash at one of these institutions exceeded federally insured limits. The amount in excess of the FDIC limit totaled $2,009,000.

NOTE K - COMMITMENTS AND CONTINGENT LIABILITIES

The Bancorp and Bank periodically are subject to claims and lawsuits which arise in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Bancorp.

NOTE L - RESTRICTION ON DIVIDENDS

The Bank is subject to certain restrictions on the amount of dividends that it may pay without prior regulatory approval. The Bank normally restricts dividends to a lesser amount. At December 31, 2000, retained earnings of approximately $576,000 was available for the payment of dividends without prior regulatory approval.

NOTE M - EMPLOYEE BENEFITS

Savings Plan

In 1989, the Bank initiated a 401(k) retirement savings plan, with all employees eligible for inclusion in the plan. Participants may make salary savings contributions up to 15% of the compensation, a portion of which will be matched by the Bank. Additional contributions to the Plan may be made at the discretion of the Board of Directors based upon earnings of the Bank. Contributions by the Bank charged to operations were $65,000, $57,000 and $47,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Directors Retirement

The Bank implemented a director retirement plan in late 1998 which provides that any director with 15 years of continuous service will receive an annual retirement benefit equal to that director's board fees in the year before retirement. The annual retirement benefit will be paid for 15 years. In 1999 the plan was amended to provide for pro rata benefits for any director who is unable to satisfy the 15 years of continuous service requirement due to the mandatory director's retirement provision upon reaching 70 years of age. The Bank has purchased individual life insurance contracts with respect to this program. The Bank is the owner and beneficiary of the insurance contracts. The expense charged to operations was $23,000 in 2000 and $31,000 in 1999.

Executive Compensation

The Bancorp and the Bank also entered into a Salary Continuation Agreement (the Agreement) with their President. The Agreement provides that the Bancorp and the Bank will be obliged to continue to pay the president or his designated beneficiary(ies) for a period of 15 years following his retirement, death or disability or following a change in control of FC Banc Corp. A benefit is also paid if he terminates employment (other than by discharge for cause) before he attains the age of 65. In that event, the amount of the benefit depends upon his years of service. The Corporation has purchased an individual life insurance contract with respect to this program. The Corporation is the owner and beneficiary of the insurance contract. The President is a general creditor of the Corporation with respect to this benefit. The expense charge to operations was $40,000 in 2000, $35,000 in 1999, and $ 68,000 in 1998.

NOTE N - POSTRETIREMENT BENEFITS

The Bank sponsors two defined benefit postretirement plans. One plan provides health care coverage and the other provides life insurance benefits. Both plans are noncontributory. The Bank's funding policy is to contribute as billed with their normal health care plan. For 2000, 1999 and 1998, the aggregate contributions were $25,000, $23,000 and $23,000, respectively.

The following table sets forth the plan's funded status reconciled with the amount shown in the Bank's balance sheet at December 31, 2000 and 1999:

                                                                                          (Dollars in thousands)

                                                                                          2000              1999
                                                                                          ----              ----
Accumulated postretirement benefit obligation:

    Retirees                                                                              $ 232             $ 238
    Other active plan participants                                                           44                40
                                                                                          -----             -----
         Total                                                                              276               278

Plan assets at fair value                                                                     0                 0
                                                                                          -----             -----
Accumulated postretirement benefit

         Obligation in excess of plan assets                                                276               278
Unrecognized net gain (loss) from past experience
         Different from that assumed and effects of
         any changes in assumptions                                                          20                18
Unrecognized transition obligation,
         net of amortization                                                               (122)             (131)
                                                                                          -----             -----
Accrued postretirement cost in the
         balance sheet                                                                    $ 174             $ 165
                                                                                          =====             =====

Postretirement expense for 2000, 1999, and 1998 includes the following components:

                                                                                          (Dollars in thousands)

                                                                                     2000           1999          1998
                                                                                     ----           ----          ----
Service cost                                                                         $ 5            $ 5            $ 4
Interest cost on accumulated benefit obligation                                       19             20             19
Amortization of transition obligation over 20 years                                    9              9              9
                                                                                     ---            ---            ---

Total                                                                                $33            $34            $32
                                                                                     ===            ===            ===

The health care cost trend rate assumption has a small effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 2000 by an immaterial amount.

For measurement purposes an 11% and 8% annual rate of increase in the per capita of covered health care benefits for those under and over 65, respectively, was assumed for 2000. The rate was assumed to decrease gradually to 6% at 2013 and remain at that level thereafter.

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5%.

     NOTE O - STOCK OPTIONS

     The Bancorp has a fixed director and employee stock-based compensation plan. Under the plan, the company may grant options for up to 65,004 shares of common stock. The exercise price for the purchase of shares subject to a stock option may not be less than 100% of the fair market value of the shares covered by the option on the date of the grant. The term of stock options will not exceed 10 years from the date of grant.

     The Bancorp applies APB Opinion 25 in accounting for its stock compensation plan. Accordingly, no compensation cost has been recognized for the plan in 2000, 1999 and 1998. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net income would have been reduced as follows:

                                                                                          (Dollars in thousands)

                                                                                     2000           1999          1998
                                                                                     ----           ----          ----
     Net income
     ----------

     As restated for prior period adjustment                                        $ 886         $1,071          $956
     Pro forma                                                                        876          1,060           942


     The following is a summary of the status of the plan during 2000, 1999 and 1998:


                                                               2000                        1999                      1998
                                                     ------------------------      --------------------        ---------------------
                                                                    Weighted-                 Weighted-                    Weighted-
                                                     Number           Average      Number       Average        Number        Average
                                                       Of            Exercise        of        Exercise          Of         Exercise
                                                                    ---------                  ---------                    --------
                                                     Shares           Price        Shares         Price        Shares         Price
                                                     ------           -----        ------        ------        ------         -----
Outstanding at beginning of year                     57,650          $23.52        50,450        $22.00        31,550         $22.00

Granted                                               2,800           28.50        16,400         28.00        20,800          22.00
Exercised                                            (2,360)          22.00        (1,000)        22.00
Forfeited                                            (1,240)          27.04        (8,200)        23.00        (1,900)         22.00
                                                    -------           -----       -------        ------       -------          -----

Outstanding at end of year                           56,850                        57,650        $23.52        50,405         $22.00
                                                     ======                        ======        ======       =======         ======

Options exercisable at year-end                      23,430                        15,020                       5,950

Weighted-average fair value of
Options granted during the year                       $6.92                         $6.37                       $6.25

     The Black-Scholes model was used to estimate the weighted-average fair value of options granted during each year. The following assumptions were used each year:

                                                                                           (Dollars in thousands)
                                                                                     2000           1999          1998
                                                                                     ----           ----          ----
     Risk-free interest rate                                                        5.44%          6.43%         4.68%
     Expected life                                                             7.14 years     8.06 years    8.68 years
     Expected volatility                                                            7.71%          7.98%         7.38%
     Expected dividends                                                             2.21%          2.59%         2.69%

The following is a summary of the status of fixed options outstanding at December 31, 2000:

                                      Options                                       Options
                                    Outstanding                                   Exercisable
                        -----------------------------------  -----------------------------------------------------
                                                Weighted
        Range              Number               Average                              Number
          Of             Outstanding           Remaining        Weighted-         Exercisable         Weighted-
       Exercise               at              Contractual        Average              at               Average
        Price           Dec. 31, 2000            Life        Exercise Price      Dec. 31, 2000      Exercise Price
        -----           -------------            ----        --------------      -------------      --------------
             $22.00       24,930                 6.31            $22.00              14,230             $22.00
             $22.00       15,520                 7.21            $22.00               6,280             $22.00
             $28.00       14,600                 8.23            $28.00               2,920             $28.00
             $28.00        1,800                 9.05            $28.25                  -                 -
                          ------                                                     ------
   $22.00 to $28.25       56,850                 7.14            23.74               23,430             $22.75


NOTE P - EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share and the effects on income and the weighted-average number of dilutive potential common stock. The number of shares used in the calculation for 1998 reflect a 2-for-1 stock split in July 1998.

                                                    (Dollars in thousands)

                                                  2000       1999       1998
                                                  ----       ----       ----

Net income                                    $    886   $  1,071   $    956
                                              ========   ========   ========


Weighted-average number of common
         shares used in basic EPS              614,754    631,984    640,198

Effect of dilutive securities:
         Stock options                          10,112      8,874      6,411
                                              --------   --------   --------

Weighted number of common
Shares and dilutive potential common
Stock used in diluted EPS                      624,866    640,858   $646,609
                                              ========   ========   ========



NOTE Q - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Federal Reserve System. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators that, if undertaken, could have a direct material affect on the Bancorp and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to average assets (as defined). Management believes, as of December 31, 2000, that the Bank meets all of the capital adequacy requirements to which it is subject.

As of December 31, 2000, the most recent notification from the FRB, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank's prompt corrective action category.

The Bank's actual and required capital amounts and ratios are as follows:

                                                                      (Dollars in thousands)
                                                                                                      To Be Well
                                                                                                  Capitalized Under
                                                                           For Capital            Prompt Corrective
                                                     Actual             Adequacy Purposes         Action Provisions
                                                     ------             -----------------         -----------------
                                               Amount       Ratio       Amount      Ratio         Amount      Ratio
                                               ------       -----       ------      -----         ------      -----
As of December 31, 2000:
    Total Risk-Based Capital
         (to Risk-Weighted Assets)             $12,438       19.7%      $5,058        8.0%        $6,323       10.0%
    Tier I Capital
         (to Risk-Weighted Assets)              11,639       18.4%       2,529        4.0%         3,794        6.0%
    Tier I Capital
         (to Average Assets)                    11,639       11.5%       4,038        4.0%         5,047        5.0%

As of December 31, 1999:
    Total Risk-Based Capital
         (to Risk-Weighted Assets)             $12,537       20.6%      $4,864        8.0%        $6,080       10.0%
    Tier I Capital
         (to Risk-Weighted Assets)              11,765       19.4%       2,432        4.0%         3,648        6.0%
    Tier I Capital
         (to Average Assets)                    11,765       11.8%       3,992        4.0%         4,990        5.0%



NOTE R - FAIR VALUES OF FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excluded certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.

The following methods and assumptions were used by the Bancorp in estimating its fair value disclosures for financial instrument.

Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate those assets' fair values.

Investment securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans (for example, fixed rate commercial real estate and rental property mortgage loans and commercial and industrial loans) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable.

Deposits: The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money-market accounts and certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimates using a discounted cash flow calculation that applies interest rates currently offered on certificates to a schedule of aggregated contractual expected monthly maturities on time deposits.

Accrued interest: The carrying amounts of accrued interest approximate the fair values.

Borrowed funds: The carrying amounts of short-term borrowings and notes payable approximate their fair values.

The estimated fair values of the Bank's financial instruments are as follows:

                                                                                    (Dollars in thousands)
                                                                                          December 31,
                                                                                 2000                     1999
                                                                        -------------------      --------------------
                                                                        Carrying      Fair       Carrying       Fair
                                                                         Amount       Value       Amount        Value
                                                                         ------       -----       ------        -----
Financial assets:
    Cash and cash equivalents                                            $4,885       $4,885       $4,321       $4,321
    Investment securities                                                27,977       27,977       34,795       34,795
    Loans                                                                61,183       60,517       54,243       53,127
    Accrued interest receivable                                             750          750          683          683

Financial liabilities:
    Deposits                                                             84,927       85,179       86,959       86,808
    Borrowed funds                                                        2,258        2,258           29           30
    Accrued interest payable                                                942          942          184          184

NOTE S - PRIOR PERIOD ADJUSTMENT

The Bancorp's financial statements have been restated to reflect the correction of an accounting error in the allocation of expenses associated with salary continuation agreement. Complete information had not been received prior to the issuance of the 1999 financial statements. As a result, the Bancorp did not include the initial costs allocable to prior periods.

For the year ended December 31,                                 1999                               1998
                                                                ----                               ----
                                                        As                                 As
                                                    previously                         previously
                                                     reported        As restated        reported        As restated
                                                     --------        -----------        --------        -----------
Balance Sheet:
    Other liabilities                                    $    662           $   736          $   639          $   707
    Retained earnings                                      10,769            10,720           10,079           10,034

Statement of income:
    Salary and benefits                                  $  1,663           $ 1,669          $ 1,490          $ 1,558
    Net income                                              1,075             1,071            1,001              956
    Net income per common share
         Basic                                           $   1.70           $  1.70          $  1.56          $  1.49
         Diluted                                         $   1.68           $  1.67          $  1.55          $  1.48

NOTE T - PARENT COMPANY FINANCIAL INFORMATION

                                                                                                       Balance Sheets

                                                                                              (Dollars in thousands)
                                                                                                  At December 31,
                                                                                                  ---------------

                                                                                                   2000            1999
                                                                                                   ----            ----
Assets
    Noninterest-bearing deposit with subsidiary bank                                            $     7         $     7
    Investment in subsidiary bank                                                                11,537          11,178
    Other equity investments, at market                                                             191             153
    Other assets                                                                                     41              25
                                                                                                -------         -------
         Total assets                                                                           $11,776         $11,358
                                                                                                =======         =======

Liabilities
    Accrued expenses                                                                            $     0         $     5
                                                                                                -------         -------
Shareholders' equity                                                                             11,776          11,353
                                                                                                -------         -------
         Total Liabilities and Shareholders' Equity                                             $11,776         $11,358
                                                                                                =======         =======

                                                                                            Statements of Income

                                                                                            (Dollars in thousands)

                                                                                            Years Ended December 31

                                                                                        2000           1999          1998
                                                                                        ----           ----          ----
Income
    Dividends from subsidiary bank                                                    $  969         $  920         $ 576
    Dividends - equity investments                                                         6              4             0
    Gain (loss) on sale of investments                                                    19              0             0
    Other income                                                                          12              0             0
                                                                                      ------         ------         -----
         Total income                                                                 $1,006         $  924         $ 576
                                                                                      ======         ======         =====

Expenses
    Legal and professional fees                                                           31             44            32
    Organizational                                                                         0              1            11
    Other                                                                                 15             13            16
                                                                                      ------         ------         -----
         Total expenses                                                                   46             58            59
                                                                                      ------         ------         -----

Income before income tax benefit and equity in undistributed
    earnings of subsidiary                                                               960            866           517
Income tax benefit                                                                         3             19            20
                                                                                      ------         ------         -----
Income before undistributed earnings of subsidiary                                       963            885           537
Equity in undistributed net income of subsidiary                                         (77)           186           419
                                                                                      ------         ------         -----
Net income                                                                            $  886         $1,071         $ 956
                                                                                      ======         ======         =====

                                                                                           Statements of Cash Flows

                                                                                           Years ended December 31,

                                                                                            (Dollars in thousands)

                                                                                         2000           1999          1998
                                                                                         ----           ----          ----
Cash Flows From Operating Activities:
    Net income                                                                         $  886          $1,071         $ 956
    Adjustments to reconcile net income to net cash
    Flows from operating activities:
         Equity in undistributed (income) loss of subsidiary                               77            (186)         (419)
         Change in other assets                                                           (16)             (6)           13
         Change in other liabilities                                                       (5)              6             0
         Loss (gain) on sale of available for-sale-securities, net                        (19)              0             0
                                                                                       ------          ------         -----
Net cash from operating activities                                                        923             885           550
                                                                                       ------          ------         -----

Cash  Flows from Investing Activities:
    Proceeds from select securities available-for-sale                                     62
    Purchase of investments available-for-sale                                            (73)           (133)            0
                                                                                       ------          ------         -----
Net cash used in investing activities                                                     (11)           (133)            0

Cash Flows From Financing Activities:
    Proceeds from stock option exercises                                                   52              23             0
    Purchase of treasury stock                                                           (570)           (385)         (201)
    Cash dividends paid                                                                  (394)           (385)         (383)
                                                                                       ------          ------         -----
Net cash used for financing activities                                                   (912)           (747)         (584)
                                                                                       ------          ------         -----

Net increase (decrease) in cash and cash equivalents:                                       0               5           (34)
Cash and cash equivalents
    Beginning of year                                                                       7               2            36
                                                                                       ------          ------         -----
    End of year                                                                        $    7          $    7         $   2
                                                                                       ======          ======         =====


ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not Applicable.

                                   PART III

ITEM 9.   Directors and Executive Officers of the Registrant

          The information set forth under the caption "FIRST PROPOSAL- ELECTION OF DIRECTORS", pages 4 and 5, of the Proxy Statement of the Holding Company and the information under the caption "SECTION 16(a) Beneficial Ownership Reporting Compliance" on pages 23 and 24 of the Proxy Statement filed February 26, 2000, with the United States Securities and Exchange Commission are incorporated by reference herein.

ITEM 10.  Executive Compensation

          The information set forth under the captions "DIRECTOR COMPENSATION", pages 5 through 7 and "EXECUTIVE COMPENSATION", pages 8 through 12, of the Proxy Statement of the Holding Company filed February 26, 2000, with the United States Securities and Exchange Commission is incorporated by reference herein.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

          The information set forth under the caption "VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF" on pages 3 and 4 of the Proxy Statement of the Holding Company filed February 26, 2000, with the United States Securities and Exchange Commission is incorporated by reference herein.

ITEM 12.  Certain Relationships and Related Transactions

          The information set forth under the caption "CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS" on pages 22 and 23 of the Proxy Statement of the Holding Company filed February 26, 2000, with the United States Securities and Exchange Commission is incorporated by reference herein.

ITEM 13.  Exhibits and Reports on Form 8-K

     (a)    Exhibits.  The following exhibits are filed as part of this
            --------
            Form 10-KSB:
  Exhibit
   Number   Description
  -------   ----------------------------------------------------------------

      3.1   Amended and Restated Articles of Incorporation of FC Banc Corp.

      3.2   Code of Regulations of FC Banc Corp.

     10.1 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 4.1 of the Form S-8 Registration Statement filed by FC Banc Corp. with the SEC on April 23, 1997, SEC File No. 333-25689)

     10.2 Employment Agreement with G.W. Holden, President and Chief Executive Officer, dated March 31, 1998, as amended

     10.3 Salary Continuation Agreement with G.W. Holden, President and Chief Executive Officer, dated October 20, 1998, as amended November 11, 1999.

     10.4 Severance Agreement with Donald Denney, Vice President and Chief Lending Officer

     10.5 Director Retirement Agreement with David G. Dostal dated November 11, 1999, as amended August 3, 2000

     10.6 Director Retirement Agreement with Terry L. Gernert dated November 15, 1999

     10.7 Director Retirement Agreement with Samuel J. Harvey dated November 11, 1999

     10.8   Director Retirement Agreement with R. Duane Hord dated November
            11, 1999

     10.9 Director Retirement Agreement with Charles W. Kimerline dated November 11, 1999, as amended August 4, 2000

    10.10 Director Retirement Agreement with John O. Spreng, Jr. dated November 11, 1999, as amended August 4, 2000

    10.11 Director Retirement Agreement with Joan C. Stemen dated November 11, 1999, as amended August 3, 2000

       21   Subsidiaries of FC Banc Corp

       (b)  Reports on Form 8-K. No reports on Form 8-K were filed by FC Banc
            -------------------
            Corp. during the quarter ended December 31, 2000.

         SIGNATURES

         In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FC BANC CORP.


/s/ G. W. Holden
---------------------------------------
G. W. Holden
President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of this registrant and in the capacities on the dates indicated.

/s/ Robert D. Hord                           /s/ David G. Dostal
---------------------------------------      -----------------------------------
Robert D. Hord, Chairman                     David G. Dostal, Director

March 28, 2001                               March 28, 2001
---------------------------------------      -----------------------------------
Date                                         Date

/s/ G. W. Holden                             /s/ Charles W. Kimerline
---------------------------------------      -----------------------------------
G. W. Holden, Director                       Charles W. Kimerline, Director
Principal Executive Officer

March 28, 2001                               March 28, 2001
---------------------------------------      -----------------------------------
Date                                         Date

/s/ Terry L. Gernert                         /s/ John O. Spreng, Jr.
---------------------------------------      -----------------------------------
Terry L. Gernert, Director                   John O. Spreng, Jr., Director

March 28, 2001                               March 28, 2001
---------------------------------------      -----------------------------------
Date                                         Date

/s/ Samuel J. Harvey                         /s/ Joan C. Stemen
---------------------------------------      -----------------------------------
Samuel J. Harvey, Director                   Joan C. Stemen, Director

March 28, 2001                               March 28, 2001
---------------------------------------      -----------------------------------
Date                                         Date

/s/ Patrick J. Drouhard                      /s/ Jeffrey Wise
---------------------------------------      -----------------------------------
Patrick J. Drouhard, Director                Jeffrey Wise
                                             Principal Financial Officer
                                             Principal Accounting Officer

March 28, 2001                               March 28, 2001
---------------------------------------      -----------------------------------
Date                                         Date