Form 10QSB
period 2001-03-31
FC BANC CORP
filed 2001-05-15
CIK 893539

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.
[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
      __________ TO __________

                      Commission file number - 000-25616

                                 FC BANC CORP.
                                --------------
       (Exact name of small business issuer as specified in its charter)



            OHIO                                         34-1718070
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

Farmers Citizens Bank Building,
105 Washington Square
Box 567, Bucyrus, Ohio                                    44820-0567
-------------------------------                           ----------
(Address of principal executive offices)                  (Zip Code)

                                (419) 562-7040
                              ------------------
                          (Issuer's telephone number)

                                     N/A
                                     ---
  (Former name, former address and former fiscal year, if changed since last
                                    Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                                              -

As of April 30, 2001, 600,497 shares of Common Stock of the Registrant were outstanding. There were no preferred shares outstanding.

                                 FC BANC CORP.
                                 BUCYRUS, OHIO

                                  FORM 10-QSB

                                     INDEX

================================================================================
                                                                     Page Number
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed consolidated balance sheets                                3
          March 31, 2001 and December 31, 2000

          Condensed consolidated statements of income                          4
          Three months ended March 31, 2001 and 2000

          Condensed consolidated statements of changes in
          Shareholders' equity -- Three months ended March 31,                 5
          2001  and year ended December 31, 2000

          Condensed consolidated statement of cash flows                       6
          Three months ended March 31, 2001 and 2000

          Notes to condensed consolidated financial statements                 7
          March 31, 2001 and December 31, 2000

Item 2.   Management's Discussion and Analysis of Financial                   10
          Condition and Results of Operations

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                   14

Item 2.   Changes in Securities                                               14

Item 3.   Defaults upon Senior Securities                                     14

Item 4.   Submission of Matters to a Vote of Security Holders                 14

Item 5.   Other Information                                                   15

Item 6.   Exhibits and Reports on Form 8-K                                    15

Signatures                                                                    16

                                 FC BANC CORP.
                                 BUCYRUS, OHIO
                          CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------
                                                                                          (Dollars in thousands)
                                                                                               (Unaudited)
                                                                                     At March 31,       At December 31,
                                                                                     ------------       ---------------
                                                                                         2001               2000
                                                                                         ----               ----
ASSETS Cash and cash equivalents:
   Cash and amounts due from banks                                                    $    3,290           $    4,311
   Federal Funds Sold                                                                      5,600                1,200
   Interest-bearing demand deposits in other banks                                            10                   10
                                                                                      ----------           ----------
         Total cash and cash equivalents                                                   8,603                4,885

Investment securities, available-for-sale                                                 26,591               27,977

Loans                                                                                     63,529               62,679
Allowance for loan losses                                                                 (1,486)              (1,496)
                                                                                      ----------           ----------
         Net Loans                                                                        62,043               61,183

Premises and equipment, net                                                                2,159                2,041
Accrued interest receivable                                                                  739                  750
Cash surrender value of life insurance                                                     2,519                2,489
Deferred income taxes                                                                        425                  391
Other assets                                                                                 465                  415
                                                                                      ----------           ----------
         TOTAL ASSETS                                                                 $  103,544           $  100,131
                                                                                      ==========           ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Noninterest-bearing                                                                    11,450               11,636
   Interest-bearing                                                                       71,910               73,291
                                                                                      ----------           ----------
         Total deposits                                                                   83,360               84,927

Borrowed funds                                                                             7,159                2,258
Accrued interest payable                                                                     199                  228
Other liabilities                                                                          1,059                  942
                                                                                      ----------           ----------
         TOTAL LIABILITIES                                                                91,777               88,355

SHAREHOLDERS' EQUITY
Common shares, no par value; 4,000,000 shares
   authorized; 665,632 shares issued                                                         832                  832
Additional paid-in capital                                                                 1,366                1,366
Retained earnings                                                                         11,311               11,212
Treasury shares, at cost; 65,135 and 60,777                                               (1,687)              (1,560)
Accumulated other comprehensive income                                                      ( 55)                 (74)
                                                                                      ----------           ----------
         TOTAL SHAREHOLDERS' EQUITY                                                       11,767               11,776
                                                                                      ----------           ----------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $  103,544           $  100,131
                                                                                      ==========           ==========

-------------------------------------------------------------------------------
   See accompanying notes.

                                 FC BANC CORP.
                                 BUCYRUS, OHIO
                       CONSOLIDATED STATEMENTS OF INCOME

-----------------------------------------------------------------------------------------------------------------------
                                                                                         (Dollars in thousands)
                                                                                     (Unaudited)          (Unaudited)
                                                                                   3 Months Ended       3 Months Ended
                                                                                      March 31,            March 31,
                                                                                      ---------            ---------
                                                                                         2001                 2000
                                                                                         ----                 ----
INTEREST INCOME
Interest and fees on loans                                                              $1,348               $1,195
Interest and dividends on investment securities                                            379                  503
Interest on federal funds sold                                                              52                    2
                                                                                         -----               ------

   TOTAL INTEREST INCOME                                                                 1,779                1,700

INTEREST EXPENSE
Interest on deposits                                                                       731                  651
Interest on borrowed funds                                                                  51                    8
                                                                                        ------               ------
   TOTAL INTEREST EXPENSE                                                                  782                  659
                                                                                        ------               ------

   NET INTEREST INCOME                                                                     997                1,041
Provision for loan losses                                                                    0                 (34)
                                                                                        ------               ------
   NET INTEREST INCOME AFTER PROVISION
         FOR LOAN LOSSES                                                                   997                1,075

OTHER INCOME

Service charges                                                                            140                  122
Life insurance buildup                                                                      32                   29
Other income                                                                                12                    2
                                                                                        ------               ------

   TOTAL OTHER INCOME                                                                      184                  153

OTHER EXPENSES

Salaries and employee benefits                                                             427                  442
Net occupancy and equipment expenses                                                       177                  154
Advertising and public relations                                                            21                   14
Directors' fees                                                                             22                   22
Legal and professional                                                                      40                   35
State taxes                                                                                 38                   35
Supplies                                                                                    23                   28
Other expenses                                                                             178                  151
                                                                                        ------               ------

   TOTAL OTHER EXPENSES                                                                    926                  881
                                                                                        ------               ------

   NET INCOME BEFORE FEDERAL INCOME TAX EXPENSE                                            255                  347
Federal income tax expense                                                                  60                   93
                                                                                        ------               ------

   NET INCOME                                                                           $  195               $  254
                                                                                        ======               ======

EARNINGS PER SHARE:

Earnings per common share - basic                                                       $ 0.32               $ 0.41
Earnings per common share - diluted                                                     $ 0.32               $ 0.40

--------------------------------------------------------------------------
   See accompanying notes.

                                 FC BANC CORP.
                                 BUCYRUS, OHIO
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                          (Dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------
                                                      Number of Shares                                               Amount
                                                      ----------------                                               ------
                                                                                          Additional
                                                     Common      Treasury      Common       paid-in      Retained     Treasury
                                                      stock        Stock        stock       capital      Earnings       Stock
                                                      -----        -----        -----       -------      --------       -----

Balances at December 31, 1999                        665,632      43,441         $832       $1,371        $10,720      $(1,047)
Comprehensive Income
Net Income                                                                                                    886
Other comprehensive income, net of tax:
   Change in unrealized
   gain (loss) on securities
   Available-for-sale, net of
   Deferred income tax of $225

   Total Comprehensive income

Dividends declared-common ($0.64) per shares                                                                 (394)

Sale of treasury stock                                           (2,360)                       (5)                          57

Purchase of 19,696 common shares                                  19,696                                                  (570)
                                                    --------    --------     --------     --------       --------     --------
Balances at December 31, 2000                        665,632      60,777          832        1,366         11,212       (1,560)
Comprehensive Income
Net Income                                                                                                    195
Other comprehensive income
   Change in unrealized
        Gain (loss) on securities
        Available-for-sale, net of
        Deferred income tax of $30

Comprehensive income

Dividends declared -($0.16) per share                                                                         (96)

Sale of treasury stock

Purchase of common shares                                          4,358                                                  (127)
                                                    --------    --------     --------     --------       --------     --------
Balances at March 31, 2001                           665,632      65,135         $832       $1,366         11,311      $(1,687)
                                                    ========    ========     ========     ========       ========     ========


                                                        (Dollars in thousands)
-----------------------------------------------------------------------------------

                                                      Accumulated
                                                         other
                                                     comprehensive    Comprehensive
                                                        income            income
                                                        ------            ------
Balances at December 31, 1999                           $(523)
Comprehensive Income
Net Income                                                                  886
Other comprehensive income, net of tax:
   Change in unrealized
   gain (loss) on securities
   Available-for-sale, net of
   Deferred income tax of $225                            449               449
                                                                      ---------
   Total Comprehensive income                                             1,335
                                                                      =========
Dividends declared-common ($0.64) per shares

Sale of treasury stock

Purchase of 19,696 common shares
                                                    ---------
Balances at December 31, 2000                             (74)
Comprehensive Income
Net Income                                                                  195
Other comprehensive income
   Change in unrealized
        Gain (loss) on securities
        Available-for-sale, net of
        Deferred income tax of $30                         19                19
                                                                       --------
Comprehensive income                                                        214
                                                                       ========
Dividends declared -($0.16) per share

Sale of treasury stock

Purchase of common shares
                                                    ---------
Balances at March 31, 2001                              $ (55)
                                                    =========

-------------------------------------------------------------------------------
   See accompanying notes.

                                 FC BANC CORP.
                                 BUCYRUS, OHIO
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     (Dollars in thousands)
                                                                                 (Unaudited)        (Unaudited)
                                                                               3 Months Ended      3 Months Ended
                                                                                  March 31            March 31
                                                                                  --------            --------
                                                                                    2001                2000
                                                                                    ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           195                 254
Adjustments to reconcile net income to net cash
   Provided by operating activities:
        Provision for loan losses                                                      0                 (34)
        Income accrued on life insurance contracts                                   (32)                (27)
        Depreciation                                                                  82                  87
        Deferred income taxes                                                          0                  (2)
        Investment securities amortization (accretion), net                           16                  24
        Purchase of loans                                                           (526)                  0
        Net change in:
                  Accrued interest receivable                                         11                (142)
                  Accrued interest payable                                           (29)                (32)
                  Other assets                                                       (50)                 (4)
                  Other liabilities                                                  117                  (3)
                                                                                 -------             -------
   Net cash provided by (used in) operating activities                              (216)                121

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale                                        (3,151)                (71)
Proceeds from maturities of securities available-for-sale                          4,549               2,059
Net increase in loans                                                               (375)               (658)
Purchase of premises and equipment                                                  (200)                (77)
                                                                                 -------             -------
   Net cash provided by (used in) investing activities                               823               1,253

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in:
   Noninterest-bearing, interest bearing, demand, and savings deposits            (1,692)             (2,656)
   Certificates of deposit                                                           125                (434)
Net increase in short-term borrowed funds                                          2,903                 799
Proceeds from long-term FHLB advances                                              2,000                   0
Payments on long-term debts                                                           (2)                  0
Exercise of stock options                                                              0                  51
Purchase of treasury stock                                                          (127)                (55)
Cash dividends paid                                                                  (96)               (100)
                                                                                 -------             -------
   Net cash (used in) financing activities                                         3,111              (2,395)

NET (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                     3,718              (1,021)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   4,885               4,321
                                                                                 -------             -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         8,603               3,300
                                                                                 =======             =======
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest                                             782                 691
Cash paid during the period for income taxes                                           0                  59

See accompany notes.

                                 FC BANC CORP.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     March 31, 2001, and December 31, 2000
                                  (Unaudited)

================================================================================

NOTE 1.   BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of FC Banc Corp.'s ("Company" or "Bancorp") financial position as of March 31, 2001, and December 31, 2000, and the results of operations for the three months ended March 31, 2001 and 2000, and the cash flows for the three months ended March 31, 2000 and 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results which may be expected for the entire fiscal year.

NOTE 2.   ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

                             (Dollars in thousands)

                                       Three months ended          Year ended
                                            March 31,             December 31,
                                              2001                    2000
                                              ----                    ----
Balance, beginning of period              $    1,496              $    1,732
Provision for loan losses                          0                    (134)
Recoveries                                        14                      81
Charge-offs                                      (24)                   (183)
                                          ----------              ----------

Balance, end of period                    $    1,486              $    1,496
                                          ----------              ----------

NOTE 3.   BORROWED FUNDS

Borrowed funds balances at March 31, 2001 and December 31, 2000 are summarized as follows:

                                                (Dollars in thousands)

                                                  2001             2000
                                                  ----             ----
Repurchase agreements                           $5,138           $2,235
Note payable                                        21               23
Long-term FHLB advances                           2000                0
                                                ------           ------

Total borrowed funds                            $7,159            2,258
                                                ======           ======

NOTE 4.   REGULATORY CAPITAL

The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at March 31, 2001.

                                                   (Dollars in thousands)

                                                                                           Categorized as "Well
                                                                                            Capitalized" Under
                                                                     For Capital             Prompt Corrective
                                              Actual               Adequacy Purposes         Action Provisions
                                              ------               -----------------         -----------------

                                        Amount        Ratio       Amount        Ratio       Amount        Ratio
                                        ------        -----       ------        -----       ------        -----
Total Risk-Based Capital               $ 12,407      19.54%       $5,081        8.00%       $6,351        10.00%
(To Risk-Weighted Assets)

Tier I Capital                           11,605      18.28%        2,540        4.00%        3,810         6.00%
(To Risk-Weighted Assets)

Tier I Capital                           11,605      11.51%        4,033        4.00%        4,768         5.00%
(To Total Assets)

Tangible Capital                         11,605      11.51%        4,033        4.00%          N/A          N/A
(To Total Assets)

NOTE 5.   EARNINGS PER SHARE

Earnings per share ("EPS") is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which was adopted by the Company as of December 31, 1997. Common stock equivalents include shares granted under the Stock Option Plan ("SOP"). Following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations.

                                                   For the Three Months Ended March 31, 2001
                                               ------------------------------------------------

                                                  Income            Shares            Per Share
                                               (Numerator)        (Denominator)        Amount
                                               -----------        -------------        ------
Basic EPS                                        $195,194           600,606            $0.32
     Income available to
     common shareholders



Effect of dilutive securities:                       None             9,482           ($0.00)
                                                                   --------         --------

Diluted EPS Income available to                  $195,194           610,088           $ 0.32
     common shareholders +                       ========          ========         ========
     assumed conversions



                                                                   For the Three Months Ended March 31, 2000
                                                               ------------------------------------------------

                                                                  Income            Shares            Per Share
                                                               (Numerator)        (Denominator)        Amount
                                                               -----------        -------------        ------
Basic EPS                                                        $253,715           623,079            $ 0.41
     Income available to
     common shareholders

Effect of dilutive securities:                                       None             9,758            ($0.01)
                                                                 --------          --------          --------

Diluted EPS Income available to                                  $253,715           632,837            $ 0.40
     common shareholders +                                       ========          ========          ========
     assumed conversions



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

General

     The Company is a bank holding company whose activities are primarily limited to holding the stock of The Farmers Citizens Bank, Bucyrus, Ohio, ("Bank"). The Bank conducts a general banking business in North Central Ohio that consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and non-residential purposes. The Bank's profitability is significantly dependent on net interest income, that is, the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and interest received or paid on these balances. The level of interest rates paid or received by the Bank can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management control.

     Earnings per common share were computed by dividing net income by the weighted-average number of shares outstanding for the three-month periods ended March 31, 2001 and 2000.

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

     The Company is subject to regulation by the Board of Governors of the Federal Reserve System, which limits the activities in which the Company and the Bank may engage. The Bank is supervised by the State of Ohio, Division of Financial Institutions and its deposits are insured up to applicable limits under the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of the Federal Reserve System and is subject to its supervision. The Company and the Bank must file with the U.S. Securities and Exchange Commission and the Federal Reserve Board the prescribed periodic reports containing full and accurate statements of its affairs.

     The Bank has five banking offices located in Crawford, Morrow and Knox Counties, Ohio. The primary market area of the Bank is North Central Ohio that includes Crawford, Morrow, Knox and contiguous counties. In February 2001, demolition began on the Bank's Main Office located at 105 Washington Square, Bucyrus, Ohio. A groundbreaking ceremony for the new Main Office was held on March 27, 2001 with construction to commence in early May. Completion is scheduled for late first quarter 2002. The new facility will allow the bank to better serve its customers, improve operating efficiencies, and provide a better work environment for employees.

     The Bank continues to focus on providing FirstoClass Banking(TM) to its customers. In May 2001, the Bank will introduce internet banking which allows customers to access their bank account information 24 hours a day and handle transfers as well as loan payments.

                        Changes in Financial Condition

     At March 31, 2001, the consolidated assets of the Company totaled $103.5 million, an increase of $3.4 million, or 3.40%, from $100.1 million at December 31, 2000. The increase in total assets resulted primarily from a $2.0 million advance from the Federal Home Loan Bank(FHLB).

     Net loans receivable increased by $0.9 million, or 1.47%, to $62.0 million at March 31, 2001, compared to $61.1 million at December 31, 2000. Loans secured by real estate and consumer loans increased $0.2 million and $0.9 million, respectively. Somewhat offsetting these increases was a decline in Commercial loans of $0.2 million. The decline in commercial loans resulted primarily from reductions in agricultural operating lines of credit that will be drawn upon in the second quarter of 2001.

     Investment securities declined by $1.4 million, or 5.00% to $26.6 million at March 31, 2001, compared to $28.0 million at December 31, 2000. The decline was used to fund loan growth and other operations of the Bank.

     Cash and amounts due from banks declined by $0.7 million to $3.0 million at March 31, 2001, compared to $3.7 million at December 31, 2000. The decline was attributable to the better cash controls.

     Deposit liabilities decreased by $1.5 million, or 1.77%, to $83.4 million at March 31, 2001, from $84.9 million at December 31, 2000. The decline was attributable to the transfer of public fund deposits into sweep accounts and repurchase agreements. Money market, NOW, savings and demand deposits declined by $0.1 million, $0.8 million, $0.6 million, and $0.2 million, respectively.

     Total shareholders' equity remained at $11.8 million at March 31, 2001 as compared to December 31, 2000. During the first three months of 2001 the Bank earned net income of $0.2 million that was offset by the payment of dividends of $0.1 million and the purchase of treasury stock of $0.1 million.

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

Although the amount on deposit at such banks often exceeds the $100,000 limit covered by FDIC insurance, the Bank monitors the capital and financial condition of such institutions to ensure that such deposits do not expose the Bank to undue risk of loss.

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

     The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the FRB. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material affect on the Company and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgements by the regulators about components, risk-weighing, and other factors.

     Qualitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined by the regulations), and Tier I capital to average assets (as defined). Management believes, as of March 31, 2001, that the Bank meets all of the capital adequacy requirements to which it is subject.

     As of December 31, 2000, the most recent notification from the FDIC, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in Note 4 - Regulatory Capital. There are no conditions or events since the most recent notification that management believes have changed the Bank's prompt corrective action category.

     At March 31, 2001, FC Banc Corp. had approximately $2.7 million in commitments for capital expenditures, primarily for construction of the new main office in Bucyrus.

                             Results of Operations

Comparison of Three Months Ended March 31, 2001 and 2000

     General. Net income decreased during the first quarter of 2001 as compared to the same three-month period ended March 31, 2000. Net income amounted to $195 thousand versus $254 thousand, a decrease of $59 thousand, or 23.2%. The decrease was primarily attributed to a decrease in net interest income and an increase in other expenses. The decrease was partially offset by increases in other income, and a decrease in accrued tax expense.

     Interest Income. The increase in cost of funds was the primary contributing factor to the decrease in net interest income of $78 thousand, or 7.26%, for the three months ended March 31, 2001 compared to 2000. Loan interest and fee income increased by $153 thousand resulting primarily from an increase in loans receivable. Loans receivable as of March 31, 2001 were $63.5 million up $6.9 million as compared to March 31, 2000. The Bank increased its loan to deposit ratio from 67.42% at March 31, 2000 to 73.66% at March 31, 2001. Also, income from federal funds sold increased by $50 thousand. Interest and dividends on investment securities decreased by $125 thousand.

     Interest Expense. Interest expense on deposit liabilities increased by $123 thousand, or 18.66% for the three months ended March 31, 2001, as compared to the same period in 2000. Total deposits decreased by $0.5 million comparing March 31, 2001, to 2000. In addition, short-term borrowings increased by $6.3 million at March 31, 2001 as compared to March 31, 2000. Comparing the first quarter of 2000 to the first quarter of 2001 the average yield on earning assets increased from 7.51% to 7.63% or 12 basis points. The Bank's average cost of funds (including short-term borrowings) for the first three months of 2001 was 3.55%, as compared to 3.11% for the same period in 2000.

     Provision for Loan Losses. The Bank recorded net chargeoffs of $10 thousand during the three months ended March 31, 2001, compared to net chargeoffs of $33 thousand during the same period in 2000. Based upon continued strong credit quality the Bank recorded no provision for loan losses during the first quarter in 2001 as compared to a negative provision of $34 thousand for the first quarter of 2000. No provision was based upon the results of ongoing loan reviews and composition of the loan portfolio, primarily loans secured by one- to four-family residential properties and other forms of collateral, which are considered to have less risk.

     Non-Interest Income. Non-interest income increased by $31 thousand, or 20.26%, to $184 thousand for the three months ended March 31, 2001, from $153 thousand for the three months ended March 31, 2000. The increase was primarily attributable to increases in service charge income and commissions on sales of credit life and disability insurance. No security gains or losses were recognized for the periods ended March 31, 2001 and 2000.

     Non-Interest Expense. Non-interest expense increased by $45 thousand, or 5.11%, to $926 thousand for the three months ended March 31, 2001, from $881 thousand in the comparable period in 2000. This increase was mostly attributable to increases in maintenance and repair (improvements to the temporary main office facility), equipment leasing (lease of the Fredericktown building), and dealer participation expense (due to increase in automobile dealer loans). The non-interest expense to revenue ratio measured 74.19% and 72.09% for the three months ended March 31, 2001 and 2000, respectively. The NIE/Revenue ratio reflects the investment costs associated with upgrading the Bank's infrastructure as it expands into new markets.

     Income Taxes. The provision for income taxes decreased by $33 thousand for the three months ended March 31, 2001, compared with the prior year, primarily as a result of lower taxable income for the quarter.

                                 FC BANC CORP.

                          PART II - OTHER INFORMATION

================================================================================

     ITEM 1 -  LEGAL PROCEEDINGS

               Not Applicable

     ITEM 2 -  CHANGES IN SECURITIES AND USE OF PROCEEDS

               Not Applicable

     ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES

               Not Applicable

     ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               On March 28, 2001, the Corporation held its Annual Meeting of Shareholders. Six matters were submitted to the shareholders, for which the following votes were cast:

               1. Each of the three directors nominated were elected to terms of three (3) years expiring in 2004 by the following votes:

                    Terry L. Gernert    For: 399,848   Withheld:  34,646
                                             -------             -------
                    G.W. Holden         For: 426,694   Withheld:   7,800
                                             -------             -------
                    John O. Spreng, Jr. For: 428,153   Withheld:   6,341
                                             -------             -------

               The directors whose term of office continued after the meeting are David G. Dostal, Patrick J. Drouhard, Samuel J. Harvey, Robert D. Hord, Charles W. Kimerline, and Joan C. Stemen.

               2. To amend Article Four of FC Banc Corp's Amended and Restated Articles of Incorporation, removing the provision having to do with the terms on which FC Banc Corp. may repurchase shares from a holder of 1% or more of FC Banc Corp's shares

         For: 400,420 Against: 19,477  Abstain: 14,597  Broker non-votes: 21,727
              -------          ------           ------                    ------

               3. To change the director qualification requirement in Article Eight of FC Banc Corp's Amended and Restated Articles of Incorporation and in Section 2.2 of FC Banc Corp's Code of Regulations, which currently states that every director of FC Banc Corp must also be qualified as a director of Farmers Citizens Bank.

         For: 422,781 Against: 1,190  Abstain: 10,523  Broker non-votes: 21,727
              -------         ------           ------                    ------

               4. To amend FC Banc Corp's Code of Regulations, Section 3.2, paragraph two, having to do with reimbursement by officers of FC Banc Corp. for any portion of their compensation that is non-deductible.

         For: 416,786  Against: 5,756  Abstain: 11,952  Broker nonvotes:  21,727
              -------          ------           ------                    ------

               5. To approve the form and use of indemnification agreements for directors.

         For: 380,287  Against: 5,323  Abstain: 48,884  Broker nonvotes:  21,727
              -------           -----           ------                    ------

               6. To ratify the appointment of Dixon, Francis, Davis & Company as independent auditor of FC Banc Corp for the fiscal year ending December 31, 2001.

                    For: 430,691   Against:  415  Abstain:  3,388
                         -------             ---            -----

     ITEM 5 -  OTHER INFORMATION

                 Not Applicable

     ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

                 Exhibit
                 Number       Description
                 ------       -----------
                 3.1          Amended and Restated Articles of Incorporation of
                              FC Banc Corp.
                 3.2          Code of Regulations of FC Banc Corp.
                 23           Consent of Dixon, Francis, Davis & Company
                 99.1         Form of Director Indemnification Agreement

     Report under Form 8-K filed on March 28, 2001, announced the commencement of a stock repurchase program.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FC BANC CORP.


Date     May 15, 2001                    /s/ G.W. Holden
    --------------------------------     --------------------------------------
                                         G. W. Holden
                                         President and Chief Executive Officer



Date     May 15, 2001                    /s/ Jeffrey Wise
    --------------------------------     --------------------------------------
                                         Jeffrey Wise
                                         Principal Financial Officer
                                         Principal Accounting Officer