Form 10QSB
period 2001-06-30
FC BANC CORP
filed 2001-08-15
CIK 893539

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark  One)
[X]     QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
        SECURITIES  EXCHANGE  ACT  OF  1934  FOR  THE  QUARTERLY  PERIOD
        ENDED  JUNE  30,  2001.
[  ]    TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  SECURITIES
        EXCHANGE  ACT  OF  1934  FOR  THE  TRANSITION  PERIOD  FROM
__________  TO  __________

                       COMMISSION FILE NUMBER  - 33-53596
                                  FC BANC CORP
                                  ------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

         OHIO                                           34-1718070
--------------------                                    ----------
(STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION  OR  ORGANIZATION)

Farmers  Citizens  Bank  Building
105  Washington  Square
Box  567,  Bucyrus,  Ohio                               44820-0567
-------------------------                               ----------
(ADDRESS  OF  PRINCIPAL  EXECUTIVE  OFFICES)            (ZIP  CODE)

                                    (419) 562-7040
                                  --------------------
                             (ISSUER'S TELEPHONE NUMBER)

                                        N/A
                                      -----
(FORMER  NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.      Yes   X      No
                                                                    --

As of June 30, 2001, 600,000 common shares of stock of the Registrant were outstanding. There were no preferred shares outstanding.


                                  FC BANC CORP
                                  BUCYRUS, OHIO
                                   FORM 10-QSB
                                      INDEX


                                                      Page Number

PART  I     FINANCIAL  INFORMATION

Item  1.    Financial  Statements  (Unaudited)

            Consolidated  balance  sheets -                3
            June  30,  2001  and  December  31,  2000

            Consolidated  statements  of  income -         4
            Three  and  six  months  ended  June  30,
            2001  and  2000

            Consolidated  statements  of  changes  in      5
            Shareholders' equity - Six months ended
            June 30, 2001
            And  year  ended  December  31,  2000

            Consolidated statement of cash flows -         6
            Six months ended June 30, 2001 and 2000

            Notes to consolidated financial statements     7
            June  30,  2001  and  December  31,  2000

Item  2.    Management's  Discussion and Analysis of       12
            Financial Condition and Results of Operations

PART  II    OTHER  INFORMATION

Item  1.    Legal Proceedings                              18

Item  2.    Changes in Securities                          18

Item  3.    Defaults upon Senior Securities                18

Item  4.    Submission of Matters to a Vote of Security    18
            Holders

Item  5.    Other Information                              18

Item  6.    Exhibits and Reports on Form 8-K               18

Signatures                                                 19


                                  FC BANC CORP
                                  BUCYRUS, OHIO
                          CONSOLIDATED BALANCE SHEETS
                                                      (Dollars in thousands)
                                                            (Unaudited)
                                                     June 30,    December 31,
                                                       2001          2000
                                                    ----------  --------------
ASSETS
Cash and cash equivalents
Cash and amounts due from banks. . . . . . . . . .  $   3,170   $       3,675
Federal Funds Sold . . . . . . . . . . . . . . . .      3,900           1,200
Interest-bearing demand deposits in other banks. .          9              10
                                                    ----------  --------------

Total cash and cash equivalents. . . . . . . . . .      7,079           4,885

Investment securities, available-for-sale. . . . .     27,848          27,977

Loans. . . . . . . . . . . . . . . . . . . . . . .     64,388          62,679
Allowance for loan losses. . . . . . . . . . . . .     (1,486)         (1,496)
                                                    ----------  --------------

Net loans. . . . . . . . . . . . . . . . . . . . .     62,902          61,183

Premises and equipment, net. . . . . . . . . . . .      2,589           2,041
Accrued interest receivable. . . . . . . . . . . .        769             750
Cash surrender value of life insurance . . . . . .      2,548           2,489
Deferred income taxes. . . . . . . . . . . . . . .        337             391
Other assets . . . . . . . . . . . . . . . . . . .        569             415
                                                    ----------  --------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . .  $ 104,641   $     100,131
                                                    ==========  ==============

LIABILITIES
Deposits
Noninterest-bearing. . . . . . . . . . . . . . . .  $  11,805   $      11,636
Interest-bearing . . . . . . . . . . . . . . . . .     70,114          73,291
                                                    ----------  --------------

Total deposits . . . . . . . . . . . . . . . . . .     81,919          84,927

Borrowed Funds . . . . . . . . . . . . . . . . . .      9,409           2,258
Accrued interest payable . . . . . . . . . . . . .        175             228
Other liabilities. . . . . . . . . . . . . . . . .      1,077             942
                                                    ----------  --------------

TOTAL LIABILITIES. . . . . . . . . . . . . . . . .     92,580          88,355
                                                    ----------  --------------

SHAREHOLDERS' EQUITY

Common stock of no par value;
4,000,000 shares authorized, 665,632 shares issued        832             832
Additional paid-in capital . . . . . . . . . . . .      1,366           1,366
Retained earnings. . . . . . . . . . . . . . . . .     11,408          11,212
Treasury stock, at cost; 49,387 and 43,441 shares.     (1,700)         (1,560)
Accumulated other comprehensive income . . . . . .        155             (74)
                                                    ----------  --------------

  TOTAL SHAREHOLDERS' EQUITY . . . . . . . . . . .     12,061          11,776
                                                    ----------  --------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . . .  $ 104,641   $     100,131
                                                    ==========  ==============
_________________________
See accompanying notes


                                  FC BANC CORP
                                  BUCYRUS, OHIO
                        CONSOLIDATED STATEMENTS OF INCOME

                                         (Dollars in thousands, except per share amounts)

                                             (unaudited)               (unaudited)
                                           3 Months Ended            6 Months Ended
                                               June 30,                  June 30,
                                            2001     2000            2001     2000
                                            ----     ----            ----     ----
INTEREST  INCOME
Interest and fees on loans                  $ 1,374  $ 1,275         $ 2,722  $ 2,470
Interest and dividends on investment securities 373      485             752      988
Interest on federal funds sold                   56        3             108        5
                                            -------- -------         -------  -------
    TOTAL INTEREST INCOME                     1,803    1,763           3,582    3,463
                                             ------- -------         -------  -------

INTEREST  EXPENSE
Interest on deposits                            662      698           1,393    1,350
Interest on borrowed funds                       99       13             150       20
                                             ------ --------         -------   ------
    TOTAL INTEREST EXPENSE                      761      711           1,543    1,370
                                            ------- --------         -------   ------

    NET INTEREST INCOME                       1,042    1,052           2,039    2,093
Provision for loan losses                         0      (50)              0      (84)
                                             ------ --------         -------   ------
    NET  INTEREST  INCOME  AFTER
         PROVISION FOR LOAN LOSS              1,042    1,102           2,039    2,177

OTHER  INCOME
Service charges                                 139      130             279      246
Life insurance buildup                           32       33              64       63
Other income                                     17        5              29       12
                                             ------ --------          ------   ------
    TOTAL OTHER INCOME                          188      168             372      321
                                             ------ --------          ------   ------

OTHER  EXPENSES
Salaries and  benefits                          450      440             877      882
Net occupancy and equipment expenses            163      165             340      319
Supplies                                         20       21              43       49
Advertising and public relations                 24       20              45       34
Directors' fees                                  23       19              45       41
Legal and professional                           68       23             108       58
State taxes                                      37       35              75       71
Other expenses                                  195      210             373      360
                                             ------ --------          ------   ------
    TOTAL NON-INTEREST EXPENSE                  980      933           1,906    1,814
                                             ------ --------          ------   ------
    NET  INCOME  BEFORE  FEDERAL  INCOME
         TAX EXPENSE                            250      337             505      684
Federal income tax expense                       57       88             117      181
                                             ------ --------          ------   ------
    NET INCOME                               $  193   $  249          $  388   $  503
                                             ====== ========          ======   ======
EARNINGS  PER  SHARE
Earnings per common share - basic             $0.32    $0.40           $0.64    $0.81
Earnings per common share - diluted           $0.32    $0.40           $0.64    $0.80
_________________________
See accompanying notes

                                  FC BANC CORP
                                  BUCYRUS, OHIO
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                                                    (Dollars in thousands)
                                    Number of Shares                        Amount
                                   ------------------                       ------
                                                                                                  Accumulated
                                                                                                     Other
                                                                 Additional                        Comprehen-   Comprehen-
                                 Common    Treasury    Common      paid-in    Retained   Treasury    sive         sive
                                 Stock       Stock     stock       capital    earnings     Stock    Income       Income
                                 ------    --------    ------    ----------   --------   -------- ------------  ----------
Balances at December 31, 1999   $665,632  $43,441     $832      $1,371       $10,720    $(1,047)   $(523)
Comprehensive  Income
Net Income                                                                       886                             $886
Other  comprehensive  income,  net  of  tax:
 Change  in  unrealized
 Gain  (loss)  on  securities
 Available-for-sale,  net  of
 Deferred income                                                                                     449          449
                                                                                                               ------
 Total Comprehensive income                                                                                    $1,335
                                                                                                               ======
Dividends  declared-common ($0.64)                                              (394)
 per  share
Sale of treasury stock                     (2,360)                   (5)                      57

Purchase of 19,696 common shares           19,696                                           (570)
                                --------  -------     ----      -------       -------     -------   ------

Balances at December 31, 2000    665,632   60,777      832        1,366        11,212     (1,560)    ( 74)
Comprehensive  Income
Net Income                                                                        388                          $  388
Other  comprehensive  income
 Change  in  unrealized
 Gain  (loss)  on  securities
 Available-for-sale,  net  of
 Deferred income tax                                                                                  229         229
                                                                                                               ------
 Total Comprehensive income                                                                                    $  617
                                                                                                               ======
Dividends declared - common ($0.32)
 per share                                                                       (192)
Purchase of 4,855 common shares             4,855                                           (140)
                                --------  --------     ------     ------      ------     --------  ------
Balances at June 30, 2001       $665,632   $65,632     $832       $1,366      $11,408    $(1,700)  $  155
                                ========  ========     ====       ======      =======    ========  ======
_________________________
See accompanying notes

                                  FC BANC CORP
                                  BUCYRUS, OHIO
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  (Dollars in thousands)
                                                                            (Unaudited)          (Unaudited)
                                                                          6 Months Ended        6 Months Ended
                                                                             June 30,              June 30,
                                                                      -----------------------  ----------------
                                                                               2001                  2000
                                                                      -----------------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                  388   $           503
Adjustments to reconcile net income to net cash
Provided by operating activities:
Provision for loan losses. . . . . . . . . . . . . . . . . . . . . .                       0               (84)
Income accrued on life insurance contracts . . . . . . . . . . . . .                     (64)              (67)
Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     155               184
   Loss on sale of Premises and equipment. . . . . . . . . . . . . .                       0                (2)
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . .                     (54)              (90)
Investment securities amortization (accretion), net. . . . . . . . .                      61               275
Net change in:
Accrued interest receivable. . . . . . . . . . . . . . . . . . . . .                     (19)              (63)
Accrued interest payable . . . . . . . . . . . . . . . . . . . . . .                     (53)                5
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    (154)             (200)
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .                     135                85
                                                                      -----------------------  ----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES. . . . . . . . . . . . . .                     395               546
                                                                      -----------------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale . . . . . . . . . . . . .                  (5,580)             (304)
Proceeds from maturities of securities available-for-sale. . . . . .                   5,990             3,224
Net increase in loans. . . . . . . . . . . . . . . . . . . . . . . .                  (1,719)           (3,755)
Proceeds from sale of premises and equipment . . . . . . . . . . . .                       0                 8
Purchase of premises and equipment . . . . . . . . . . . . . . . . .                    (703)             (314)
                                                                      -----------------------  ----------------
NET CASH USED IN INVESTING ACTIVITIES. . . . . . . . . . . . . . . .                  (2,012)           (1,141)
                                                                      -----------------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in:
 Noninterest-bearing, interest-bearing, demand, and savings deposits                    (547)           (4,106)
Certificates of deposit. . . . . . . . . . . . . . . . . . . . . . .                  (2,461)            2,950
Net increase in short-term borrowed funds. . . . . . . . . . . . . .                   3,159             1,400
Proceeds from long-term borrowed funds . . . . . . . . . . . . . . .                   4,000                 0
Payment on long-term borrowed funds. . . . . . . . . . . . . . . . .                      (8)               (3)
Proceeds from Stock Option exercises . . . . . . . . . . . . . . . .                       0                52
Purchase of treasury stock . . . . . . . . . . . . . . . . . . . . .                    (140)             (240)
Cash dividends paid. . . . . . . . . . . . . . . . . . . . . . . . .                    (192)             (198)
                                                                      -----------------------  ----------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES. . . . . . . . .                   3,811              (145)
                                                                      -----------------------  ----------------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS. . . . . . . . .                   2,194              (740)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD . . . . . . . . . .                   4,885             4,321
                                                                      -----------------------  ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . . . . . . . .  $                7,079   $         3,581
                                                                      =======================  ================
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for interest . . . . . . . . . . . . . . .  $                1,543   $         1,365
Cash paid during the year for income taxes . . . . . . . . . . . . .                     100               156
_________________________
See accompanying notes


                                  FC BANC CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                       June 30, 2001 and December 31, 2000



NOTE  1.     BASIS  OF  PRESENTATION

In the opinion of Management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary for a fair presentation of FC Banc Corp's ("Company" or "Bancorp") financial position as of June 30, 2001, and December 31, 2000, and the results of operations for the three- and six-months ended June 30, 2001 and 2000, and the cash flows for the six months ended June 30, 2001 and 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the three- and six- months ended June 30, 2001, are not necessarily indicative of the results, which may be expected for the entire fiscal year.

NOTE  2.     ALLOWANCE  FOR  LOAN  LOSSES

Activity  in  the  allowance  for  loan  losses  is  summarized  as  follows:





                                         (Dollars in thousands)
                                 Six months ended        Year ended
                                     June 30,           December 31,
                                       2001                 2000
                              -----------------------  --------------
Balance, beginning of period  $                1,496   $       1,732
Provision for loan losses. .                       0            (134)
Recoveries . . . . . . . . .                      42              81
Charge-offs. . . . . . . . .                     (52)           (183)
                              -----------------------  --------------

Balance, end of period . . .  $                1,486   $       1,496
                              =======================  ==============


NOTE  3.           BORROWED  FUNDS

Borrowed  Funds  are  comprised  of  the  following  at:





                                                                                              (Dollars in thousands)
                                                                                          Current
                                                                                         Interest             Balance
                                                                                           Rate            June 30, 2001
                                                                                  -----------------------  --------------
REPURCHASE AGREEMENTS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                5,394   $        2,235

FEDERAL HOME LOAN ADVANCES
Fixed Rate Advances with Monthly Interest
 Advance due February 22, 2004 . . . . . . . . . . . . . . . . . . . . . . . . .                    5.47%  $        1,000
 Advance due March 21, 2006. . . . . . . . . . . . . . . . . . . . . . . . . . .                    5.35%           1,000

Total Federal Home Bank Advances . . . . . . . . . . . . . . . . . . . . . . . .  $                2,000   $            0

LONG-TERM DEBT
Note payable to correspondent bank, due. . . . . . . . . . . . . . . . . . . . .  $                1,996   $            0
     May 18, 2011 with monthly principal
     and interest payments at 1% below
     prime to reprice after five years.

Note payable, due January 15, 2004, with monthly principal and interest payments                    6.00%  $           19
                                                                                                           --------------

 TOTAL BORROWED FUNDS. . . . . . . . . . . . .                                                             $        9,409
                                                                                  =======================  ==============





                                                                                  December 31, 2000
                                                                                  ------------------
REPURCHASE AGREEMENTS

FEDERAL HOME LOAN ADVANCES
Fixed Rate Advances with Monthly Interest
 Advance due February 22, 2004 . . . . . . . . . . . . . . . . . . . . . . . . .  $                0
 Advance due March 21, 2006. . . . . . . . . . . . . . . . . . . . . . . . . . .                   0

Total Federal Home Bank Advances

LONG-TERM DEBT
Note payable to correspondent bank, due
     May 18, 2011 with monthly principal
     and interest payments at 1% below
     prime to reprice after five years.

Note payable, due January 15, 2004, with monthly principal and interest payments  $               23
                                                                                  ------------------
                                                                                  $            2,235
                                                                                  ==================
 TOTAL BORROWED FUNDS



Securities (with a carrying value of $5,969,000) sold under agreement to repurchase generally mature within one to four days from the transaction date. The securities underlying the agreements were maintained under the Bank's control. The following applied during the periods in 2001 and 2000.





                                                                 (Dollars in thousands)
                                                                 2001             2000
                                                        -----------------------  -------
Interest Rate at Period End. . . . . . . . . . . . . .                    3.75%    6.35%
Highest Month End Amount Outstanding During the Period  $                6,159   $2,235
Average Amount Outstanding During the Period . . . . .                   4,683      396
Average Rate of Interest for the Period. . . . . . . .                    4.52%    6.51%



The aggregate minimum future annual principal payments on FHLB advances are as follows:





               (Dollars in thousands)
2001. . . . .  $                     0
2002. . . . .                        0
2003. . . . .                        0
2004. . . . .  $                 1,000
2005. . . . .                        0
  After 2005.                    1,000
               -----------------------
                                 2,000
               =======================


The aggregate minimum future annual principal payments on Notes Payable are as follows:





               (Dollars in thousands)
2001. . . . .  $                    30
2002. . . . .                       62
2003. . . . .                       67
2004. . . . .                       63
2005. . . . .                       66
  After 2005.                    1,727
               -----------------------
                                 2,015
               =======================


NOTE  4.          REGULATORY  CAPITAL

The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at June 30, 2001.





                                                      (Dollars in thousands)
                                                                            Categorized as "Well
                                                                             Capitalized" Under
                                                          For Capital        Prompt Corrective
                                      Actual           Adequacy Purposes     Action Provisions
                                      ------           -----------------    --------------------
                                 Amount     Ratio      Amount     Ratio      Amount      Ratio
                                 -----      -----      ------     -----      ------      -----
Total Risk-Based Capital
(To Risk-Weighted Assets)        $12,499    19.43%     $ 5,148    8.00%      $6,435      10.00%
Tier I Capital
(To Risk-Weighted Assets)         11,686    18.16%       2,574    4.00%       3,861       6.00%
Tier I Capital
(To Total Assets) . . . .         11,686    11.20%       4,177    4.00%       5,221       5.00%
Tangible Capital
(To Total Assets) . . . .         11,686    11.20%       4,177    4.00%         N/A         N/A




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


                                                                   For the Three Months Ended June 30, 2001
                                                                  ------------------------------------------
                                                                                                         Per
                                                              Income                       Shares       Share
                                                            Numerator                   (Denominator)   Amount
                                            ------------------------------------------  -------------  --------
Basic EPS. . . . . . . . . . . . . . . . .  $                                  192,410        600,007  $  0.32
 Income available to
 common shareholders

Effective of dilutive securities:. . . . .  None                                                5,599     0.00
                                                                                        -------------  --------

Diluted EPS Income available to. . . . . .  $                                  192,410        605,606  $  0.32
                                            ==========================================  =============  ========
 common shareholders +
 assumed conversions


                                                                  For the Three Months Ended June 30, 2000
                                                                  ----------------------------------------
                                                                                                         Per
                                                            Income                            Shares    Share
                                                           Numerator                      (Denominator) Amount
                                                           ---------                      --------------------
BASIC EPS. . . . . . . . . . . . . . . . .  $                                  249,075        617,595  $  0.40
 Income available to
 common shareholders

Effective of dilutive securities:. . . . .  None                                                  10,413     0.00
                                                                                                 -------  -------

Diluted EPS Income available to. . . . . .  $                                     249,075        628,008  $  0.40
                                            =============================================       ========  ========
 common shareholders +
 assumed conversions


                                                                   For the Six Months Ended June 30, 2001
                                                                   ------------------------------------------
                                                                                                         Per
                                                           Income                             Shares    Share
                                                         Numerator                        (Denominator) Amount
---                                                      ---------                        ------------- ------

Basic EPS. . . . . . . . . . . . . . . . .  $                                  388,069        600,305  $  0.65
 Income available to
 common shareholders

Effective of dilutive securities:. . . . .                                        None          7,176    (0.01)
                                                                                             --------  --------

Diluted EPS Income available to. . . . . .  $                                  388,069        607,481  $  0.64
                                            ==========================================       ========  ========
 common shareholders +
 assumed conversions

                                                                   For the Six Months Ended June 30, 2000
                                                                  ----------------------------------------
                                                                                                         Per
                                                           Income                            Shares     Share
                                                          Numerator                      (Denominator)  Amount
                                                          ---------                      ------------- -------

Basic EPS. . . . . . . . . . . . . . . . .  $                                  502,790        620,337  $  0.81
 Income available to
 common shareholders

Effective of dilutive securities:. . . . .  None                                               10,058    (0.01)
                                                                                        -------------  --------

Diluted EPS Income available to. . . . . .  $                                  502,790        630,395  $  0.80
                                            ==========================================  =============  ========
 common shareholders +
 assumed conversions





NOTE  6.     RECLASSIFICATIONS

Certain amounts in the consolidated financial statements for 2000 have been reclassified to conform to the 2001 presentation.

                                  FC BANC CORP

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

     Earnings per common share were computed by dividing net income by the weighted-average number of shares outstanding for the three- and six-month periods ended June 30, 2001 and 2000.

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

In June 2000, the Bank opened its newest banking center in Fredericktown, Ohio. The Bank now operates five banking offices located in Crawford, Morrow and Knox Counties, Ohio. The primary market area of the Bank is North Central Ohio that includes Crawford, Morrow, Knox and contiguous counties.

The Bank continues to focus on providing First-Class Banking(TM) to its customers. In June 2000, the Bank introduced Phone-Access Banking(TM) (1-877-562-4FCB) that allows customers to access their bank account information 24 hours a day. Also, the Bank engaged FundsExpress to assist in the development of internet banking products that offer new and existing customers a hometown banking experience while utilizing the latest in banking technology. During the second quarter of 2001 full internet banking services, including bill pay, became available at www.farmerscitizensbank.com.
                       ---------------------------

Construction on the Bank's new Main Office at 105 Washington Square, Bucyrus, Ohio began in the second quarter of 2001 with completion expected in May 2002. This project will modernize its primary banking facilities and increase the efficiency of its operations.


                         CHANGES IN FINANCIAL CONDITION

     At June 30, 2001, the consolidated assets of the Company totaled $104.6 million, an increase of $4.5 million, or 4.50%, from $100.1 million at December 31, 2000. The increase in total assets resulted primarily from an increase in borrowed funds, which funded increases in overnight federal funds sold and loans.

     Net loans increased from $61.2 million on December 31, 2000 to $62.9 million on June 2001, an increase of $1.7 million or 2.81%. Loan growth was primarily in installment loans, which increased by $0.8 million.

     Investment securities available-for-sale declined by $0.1 million, or 0.46% to $27.8 million at June 30, 2001, compared to $28.0 million at December 31, 2000. The decline was used to fund loan growth and other operations of the Bank.

     Cash and cash equivalents increased by $2.2 million to $7.1 million at June 30, 2001 compared to $4.9 million at December 31, 2000. The increase was due to the increase in borrowed funds of which some was invested in overnight federal funds sold.

Premises and Equipment increased by $0.6 million to $2.6 million at June 30, 2001, compared to $2.0 million at December 31, 2000. The increase was due to construction of the Main Office.

Deposit liabilities decreased by $3.0 million, or 3.54%, to $81.9 million at June 30, 2001, from $84.9 million at December 31, 2000. The decline was attributable to the loss of public funds, which were transferred to repurchase agreements. Certificate of deposits, interest-bearing demand, money market and savings balances declined by $0.7 million, $1.6 million, $0.1 million and $0.7 million, respectively. Demand deposits increased by $0.2 million.

     Total shareholders' equity increased by $0.3 million to $12.1 million at June 30, 2001 as compared to December 31, 2000. During the first six months of 2001, the Bank earned net income of $0.4 million that was partially offset by the payment of dividends of $0.2 million and the purchase of treasury stock of $0.1 million.

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

     Qualitative measures established by the regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined by the regulations), and Tier I capital to average assets (as defined). Management believes, as of June 30, 2001, that the Bank meets all of the capital adequacy requirements to which it is subject.

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

     At June 30, 2001, FC Banc Corp had approximately $2.3 million in commitments for capital expenditures.


                              RESULTS OF OPERATIONS

COMPARISON  OF  THREE  MONTHS  ENDED  JUNE  30,  2001  AND  2000

     GENERAL. Net income decreased from $249 thousand in the second quarter of 2000 to $193 thousand in the second quarter of 2001. The decrease was primarily attributable to changes in the provision for loan losses, a decrease in net interest income and an increase in operating expenses that were partially offset by an increase in non-interest income.

     INTEREST INCOME. The increase in total earning assets was the primary contributing factor to the increase in interest income of $40 thousand, or 2.27%, for the three months ended June 30, 2001 compared to 2000. Loan interest and fee income increased by $99 thousand resulting primarily from an increase in loans receivable. Loans receivable as of June 30, 2001 were $64.4 million up $4.7 million as compared to June 30, 2000. The Bank increased its loan to deposit ratio from 69.58% at June 30, 2000 to 78.60% at June 30, 2001. In addition, interest earned on federal funds sold increased by $53 thousand.

The increases in loan interest and fee income and federal funds sold were partially offset by a $112 thousand decrease in income from interest and dividends on investment securities. The decrease in interest income from investments resulted primarily from a reduction in average rates earned.

     INTEREST EXPENSE. Interest expense on deposit liabilities decreased by $36 thousand, or 5.16% for the three months ended June 30, 2001, as compared to the same period in 2000. This was mostly because total deposits decreased by $3.9 million from June 30, 2000, to June 30, 2001. Interest on borrowed funds increased by $86 thousand for the three months ended June 30, 2001 as compared to the same period in 2000. This was due to borrowings increasing by $8.0 million at June 30, 2001 as compared to June 30, 2000.

PROVISION FOR LOAN LOSSES. Due to strong loan quality, the bank did not record a provision for loan loss expense in the second quarter of 2001. In the second quarter of 2000, based upon continued strong credit quality, the Bank recorded a negative provision for loan losses of $50 thousand. The negative provision was based upon the results of the ongoing loan reviews and composition of the loan portfolio, primarily loans secured by one- to four-family residential properties and other forms of collateral, which are considered to have less risk.

NON-INTEREST INCOME. Non-interest income increased by $20 thousand, or 11.90%, to $188 thousand for the three months ended June 30, 2001, from $168 thousand for the three months ended June 30, 2000. The increase was primarily attributable to increases in service charges on deposit accounts and commissions earned. No security gains or losses were recognized for the three months ended June 30, 2001 or for the three months ended June 30, 2000.

     NON-INTEREST EXPENSE. Non-interest expense increased by $47 thousand, or 5.04%, to $980 thousand for the three months ended June 30, 2001, from $933 thousand in the comparable period in 2000. Of this, $45 thousand was attributable to an increase in legal and professional fees expensed in the second quarter of 2001 as compared to the second quarter of 2000. The other significant non-interest expense was in development of internet banking. The total expensed in the second quarter was approximately $18 thousand.

INCOME TAXES. The provision for income taxes declined by $31 thousand for the three months ended June 30, 2001, compared with the prior year, primarily because of lower taxable income for the quarter.


COMPARISON  OF  SIX  MONTHS  ENDED  JUNE  30,  2001  AND  2000

     GENERAL. Net income for the first six months of 2001 totaled $388 thousand, which was $115 thousand less than the same period in 2000. The decline was primarily attributable to changes in the provision for loan losses, increases in occupancy expense, legal and professional expense, and advertising expense that were partially offset by an increase in non-interest income.

     INTEREST INCOME. The increase in average earning assets was the primary contributing factor to the increase in interest income of $119 thousand, or 3.44% for the six months ended June 30, 2001 compared to 2000. Year to date average earning assets totaled $93.2 million in 2001 as compared to $89.1 million in 2000. For the first six months of 2001, interest and fees on loans totaled $2.7 million, an increase of $0.3 million, as compared to 2000. The positive increase was somewhat offset by a reduction of interest income from dividends and investment securities and federal funds sold of $0.1 million in 2001 as compared to 2000.

     INTEREST EXPENSE. Interest expense on deposit liabilities increased by $43 thousand for the six months ended June 30, 2001 as compared to 2000. This increase was mostly due to a 17 basis-point (100 basis-points equals one percent) increase in cost of funds. Interest expense on borrowed funds increased by $130 thousand for the six months ended June 30, 2001 as compared to 2000. This increase was due to the growth of borrowed funds. As of June 30, 2001 borrowed funds were $9.4 million compared to $1.4 million on June 30, 2000.

          NET INTEREST INCOME. Net Interest income for the first six months ended June 30, 2001 totaled $2.0 million, down $54 thousand for the same period in 2000. This was mostly due to the decrease in the net interest margin. This was mainly due to the increase in the cost of funds and the increase in borrowings. These increases were partially offset by the increase in the total of the earning assets of the bank.

     PROVISION FOR LOAN LOSSES. For the first six months of 2001, the Bank recorded net chargeoffs of $10 thousand as compared to net chargeoffs of $1 thousand in 2000. In the first six months of 2000, the Bank recorded negative provisions for loan losses of $84 thousand. The negative provisions were based upon the results of independent loan reviews and the composition of the loan portfolio. The bank has not recorded any loan loss provision for 2001. As of June 30, 2001, the Bank reported zero non-performing loans and no loans past due 30 days or more.

     NON-INTEREST INCOME. Non-interest income increased by $51 thousand, or 15.89%, to $372 thousand for the six months ended June 30, 2001, from $321 thousand for the six months ended June 30, 2000. The increase was primarily attributable to increased service charge income and commissions earned. No security gains or losses were recognized for the six months ended June 30, 2001.

     NON-INTEREST EXPENSE. Non-Interest expense increased by $0.1 million, or 5.07% to $1.9 million for the six months ended June 30, 2001, from $1.8 million for the six months ended June 30, 2000. Of this increase, $50 thousand was attributable to an increase in legal and professional fees. In addition, occupancy and related expenses increased primarily due to the cost associated with operating from our temporary facilities during the construction of the new main office building. Computer service expense has increased by $22 thousand due to development of the internet banking functions.

     INCOME TAXES. The provision for income taxes decreased by $64 thousand for the six months ended June 30, 2001, compared with the same period in 2000, primarily as a result of lower taxable income.



                           FORWARD LOOKING COMMENTARY

     Since June 2000 the Federal Open Market Committee ("FOMC") chaired by Mr. Alan Greenspan has decreased the overnight federal funds lending rate six times from 6.50% to 3.75% as of June 30, 2001. The FOMC has the responsibility of setting monetary policy in an effort to achieve one of their primary objectives of controlling inflation.

     A rapid decline in short-term interest rates can have a negative impact on a financial institution's net interest income as assets reprice faster than liabilities.

     The Bank's Asset Liability Management committee continually reviews its policies and procedures to protect the bank's earnings from significant increases or declines as interest rates move either higher or lower over the next twelve months.

     The board of directors and management has made a strong commitment to provide FirstClass Banking products and services throughout our North Central Ohio market. The financial services industry has undergone a tremendous amount of change through various acts of deregulation and technological innovations. Our challenge is to maintain the high level of service our existing customers expect and deserve while developing new products and services to meet the needs of our future customers.

     When evaluating our strengths, weaknesses, threats and opportunities we identified several areas that need improvement. These include the construction of a new main office building that will build a foundation for growth over the next 20 years. This significant investment will include technological and product upgrades that will allow us to better serve our customers and offer our employees a comfortable and efficient workplace.

     We believe our capital investments in Cardington, Fredericktown and Bucyrus will position the Bank for future growth opportunities. However, in the short run these capital investments will increase our operating expenses and reduce our efficiency ratios.

     We project our 2001 net income will reflect a small decrease from 2000 primarily because of investments in fixed assets. We anticipate this utilization of capital will improve our shareholders' return on average equity over time and our common stock repurchase program will further increase our earnings per share.

                                  FC BANC CORP

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

                 Not  Applicable

     ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

                 1. No report on Form 8-K was filed during the second quarter ended on June30, 2001.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                        FC  BANC  CORP

August 14, 2001
Date                                    ----------------------------
                                        G.  W.  Holden
                                        President  and  Chief
                                        Executive  Officer
August 14, 2001
Date                                    ----------------------------
                                        Jeffrey  Wise
                                        Principal Financial Officer