Form 10QSB
period 2001-09-30
FC BANC CORP
filed 2001-11-14
CIK 893539

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                 TO

                        COMMISSION FILE NUMBER - 33-53596
                                  FC BANC CORP
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

As of September 30, 2001, 590,154 common shares of stock of the Registrant were outstanding. There were no preferred shares outstanding.

                                  FC BANC CORP
                                  BUCYRUS, OHIO
                                   FORM 10-QSB
                                      INDEX

                                                                                           Page Number
PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Consolidated balance sheets -                                                 3
                  September 30, 2001 and December 31, 2000

                  Consolidated statements of income -                                           4
                  Three and nine months ended September 30, 2001 and 2000

                  Consolidated statements of comprehensive income-                              5
                  Three and nine months ended September 30, 2001 and 2000

                  Consolidated statements of changes in
                  Shareholders' equity - Nine months ended September 30, 2001                   6
                  And year ended December 31, 2000

                  Consolidated statement of cash flows -                                        7
                  Nine months ended September 30, 2001 and 2000

                  Notes to consolidated financial statements                                    8
                  September 30, 2001 and December 31, 2000

Item 2.           Management's Discussion and Analysis of Financial                            13
                  Condition and Results of Operations

PART II           OTHER INFORMATION
Item 1.           Legal Proceedings                                                            19

Item 2.           Changes in Securities                                                        19

Item 3.           Defaults upon Senior Securities                                              19

Item 4.           Submission of Matters to a Vote of Security Holders                          19

Item 5.           Other Information                                                            19

Item 6.           Exhibits and Reports on Form 8-K                                             19

Signatures                                                                                     20

                                  FC BANC CORP.
                                  BUCYRUS, OHIO
                           CONSOLIDATED BALANCE SHEETS

                                                                       (Dollars in thousands)
                                                                           (Unaudited)
                                                                    Sept. 30,           Dec.31,
                                                                     2001                2000
                                                                     ----                ----
ASSETS
Cash and cash equivalents
     Cash and amounts due from banks                             $   2,998           $   3,675
     Federal Funds Sold                                              4,300               1,200
     Interest-bearing demand deposits in other banks                    40                  10
                                                                 ---------           ---------

           Total cash and cash equivalents                           7,338               4,885

Investment securities, available-for-sale                           32,340              27,977

Loans                                                               63,368              62,679
Allowance for loan losses                                           (1,499)             (1,496)
                                                                 ---------           ---------

           Net loans                                                61,869              61,183

Premises and equipment, net                                          3,239               2,041
Accrued interest receivable                                            871                 750
Cash surrender value of life insurance                               2,577               2,489
Deferred income taxes                                                  254                 391
Other assets                                                           509                 415
                                                                 ---------           ---------
           TOTAL ASSETS                                          $ 108,997           $ 100,131
                                                                 =========           =========

LIABILITIES
Deposits
     Noninterest-bearing                                         $  12,025           $  11,636
     Interest-bearing                                               71,666              73,291
                                                                 ---------           ---------

           Total deposits                                           83,691              84,927


Borrowed Funds                                                      11,833               2,258
Accrued interest payable                                               171                 228
Other liabilities                                                    1,211                 942
                                                                 ---------           ---------

           TOTAL LIABILITIES                                        96,906              88,355
                                                                 ---------           ---------

SHAREHOLDERS' EQUITY


Common stock of no par value;
     4,000,000 shares authorized, 665,632 shares issued              2,198               2,198
Retained earnings                                                   11,541              11,212
Treasury stock, at cost; 75,478 and 60,777 shares                   (1,921)             (1,560)
Accumulated other comprehensive income (loss)                          273                 (74)
                                                                 ---------           ---------


           TOTAL SHAREHOLDERS' EQUITY                               12,091              11,776
                                                                 ---------           ---------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 108,997           $ 100,131
                                                                 =========           =========

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  FC BANC CORP.
                                  BUCYRUS, OHIO
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                (Dollars in thousands, except per share)
                                                                              (unaudited)
                                                               3 Months Ended                   9 Months Ended
                                                                  Sept 30,                        Sept 30,
                                                           2001            2000             2001            2000
                                                           ----            ----             ----             ----
INTEREST INCOME
Interest and fees on loans                               $1,369          $ 1,337           $4,091          $ 3,809
Interest and dividends on investment securities             346              475            1,098            1,461
Interest on federal funds sold                               78                2              186                7
                                                         ------          -------           ------          -------
   TOTAL INTEREST INCOME                                  1,793            1,814            5,375            5,277
                                                         ------          -------           ------          -------

INTEREST EXPENSE
Interest on deposits                                        624              753            2,017            2,103
Interest on borrowed funds                                  100               12              250               32
                                                         ------          -------           ------          -------
   TOTAL INTEREST EXPENSE                                   724              765            2,267            2,135
                                                         ------          -------           ------          -------

   NET INTEREST INCOME                                    1,069            1,049            3,108            3,142
Provision for loan losses                                     0              (50)               0             (134)
                                                         ------          -------           ------          -------
   NET INTEREST INCOME AFTER
          PROVISION FOR LOAN LOSS                         1,069            1,099            3,108            3,276

OTHER INCOME
Service charges                                             144              135              423              391
Life insurance buildup                                       32               32               96               95
Gain on sale of investments                                  40                0               40                0
Other income                                                 11                1               40                3
                                                         ------          -------           ------          -------
   TOTAL OTHER INCOME                                       227              168              599              489
                                                         ------          -------           ------          -------

OTHER EXPENSES
Salaries and  benefits                                      503              442            1,380            1,324
Net occupancy and equipment expenses                        162              197              502              516
Supplies                                                     19               27               62               76
Advertising and public relations                             32               30               77               64
Directors' fees                                              22               21               67               63
Legal and professional                                       39               33              147               91
State taxes                                                  36               35              111              106
Other expenses                                              190              153              563              512
                                                         ------          -------           ------          -------
   TOTAL NON-INTEREST EXPENSE                             1,003              938            2,909            2,752
                                                         ------          -------           ------          -------

   NET INCOME BEFORE FEDERAL INCOME
          TAX EXPENSE                                       293              329              798            1,013
Federal income tax expense                                   64               87              181              268
                                                         ------          -------           ------          -------

   NET INCOME                                            $  229          $   242           $  617          $   745
                                                         ======          =======           ======          =======

EARNINGS PER SHARE:
Earnings per common share - basic                        $ 0.39          $  0.40           $ 1.03          $  1.20
Earnings per common share - diluted                      $ 0.39          $  0.39           $ 1.02          $  1.19


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FC Banc Corp
Consolidated Statement of Comprehensive Income

(Unaudited)                                                                  Three months              Nine months
                                                                           ended September 30,      ended September 30,
(In thousands)                                                          2001           2000         2001          2000
-----------------------------------------------------------------------------------------------------------------------
Net income                                                               229           242           617           745
Other comprehensive income:
         Unrealized gains on available for sale securities               233           363           567           245
         Less:  Reclassification adjustment for (gains) losses
           included in net income                                        (40)           --           (40)           --
                                                                         ---           ---           ---           ---

Other comprehensive income before tax                                    193           363           527           245
Income tax expense related to other comprehensive income                  66           123           180            83
Other comprehensive income, net of tax                                   127           240           347           162
                                                                         ---           ---           ---           ---
                                                                                                                   ---
Comprehensive income                                                     356           482           964           907
                                                                         ===           ===           ===           ===

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                       5

                                  FC BANC CORP
                                  BUCYRUS, OHIO
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                 (Unaudited)                           (Dollars in thousands)
                                                 -----------
                                               Number of Shares                             Amount
                                               ----------------                             ------

                                                                                                             Accumulated
                                                                                                               Other
                                                                          Additional                         Comprehen-   Comprehen-
                                           Common     Treasury    Common    paid-in   Retained   Treasury       sive        sive
                                            Stock       Stock     stock     capital   earnings    Stock        Income      Income
                                            -----       -----     -----     -------   --------    -----        ------      ------


Balances at December 31, 1999              665,632     43,441     $832      $1,371    $10,720    $(1,047)      $(523)
Comprehensive Income:
Net Income                                                                                886                                $886
Other comprehensive income, net of tax:
   Change in unrealized
   Gain (loss) on securities
   Available-for-sale, net of
      Taxes                                                                                                      449          449
                                                                                                                          -------
   Total Comprehensive income                                                                                             $ 1,335
                                                                                                                          =======

Dividends declared-common ($0.64) per                                                    (394)
   share

Sale of treasury stock                                 (2,360)                  (5)                   57

Purchase of 19,696 common shares                       19,696                                        (570)
                                           -------     ------      ---       -----     ------      ------        ---
Balances at December 31, 2000              665,632     60,777      832       1,366     11,212      (1,560)       (74)
Comprehensive Income:
Net Income                                                                                617                             $   617
Other comprehensive income,
net of tax:
   Change in unrealized
      Gain (loss) on securities
   Available-for-sale, net of
      Taxes                                                                                                      347        347
                                                                                                                          -------
   TOTAL COMPREHENSIVE INCOME                                                                                             $ 964
                                                                                                                          =======
Dividends declared - common ($0.48) per
   share                                                                                 (288)
Purchase of 14,701 common shares                       14,701                                        (361)
                                           -------     ------      ---       -----     ------      ------        ---
Balances at September 30, 2001             665,632     75,478     $832      $1,366    $11,541     $(1,921)      $273
                                           =======     ======     ====      ======    =======     =======       ====

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                   FC BANC CORP
                                                   BUCYRUS, OHIO
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    (Dollars in thousands)
                                                                                 (Unaudited)
                                                                               9 Months Ended     9 Months Ended
                                                                                September 30       September 30
                                                                                ------------       ------------
                                                                                    2001               2000
                                                                                    ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $    617           $   745
Adjustments to reconcile net income to net cash
   Provided by operating activities:
        Provision for loan losses                                                      0              (134)
        Gain on sale of investment securities, net                                   (40)                0
        Income accrued on life insurance contracts                                   (96)              (87)
        Depreciation                                                                 225               282
        Loss on sale of Premises and equipment                                         0                (3)
        Deferred income taxes                                                       (124)              200
        Investment securities amortization (accretion), net                           90              (271)
        Net change in:
                  Accrued interest receivable                                       (121)             (245)
                  Accrued interest payable                                           (57)               17
                  Other assets                                                       (94)             (286)
                  Other liabilities                                                  269               289
                                                                                 --------           -------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                         669               507
                                                                                 --------           -------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available-for-sale securities                                  130                 0
Purchases of securities available-for-sale                                       (12,521)             (104)
Proceeds from maturities of securities available-for-sale                          8,498             4,171
Net increase in loans                                                               (686)           (5,668)
Proceeds from sale of premises and equipment                                           0                 8
Purchase of premises and equipment                                                (1,423)             (306)
                                                                                 --------           -------
   NET CASH USED IN INVESTING ACTIVITIES                                          (6,002)           (1,899)
                                                                                 --------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in:
   Noninterest-bearing, interest-bearing, demand, and savings deposits              (620)           (4,708)
   Certificates of deposit                                                          (616)            4,341
Net increase in short-term borrowed funds                                          5,597             1,700
Proceeds from long-term borrowed funds                                             4,000                 0
Payment on long-term borrowed funds                                                  (22)               (5)
Proceeds from Stock Option exercises                                                   0                52
Purchase of treasury stock                                                          (361)             (511)
Cash dividends paid                                                                 (192)             (297)
                                                                                 --------           -------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             7,786              (572)
                                                                                 --------           -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               2,453              (820)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   4,885             4,321
                                                                                 --------           -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  7,338           $ 3,501
                                                                                ========           =======
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for interest                                          $  2,324           $ 2,118
Cash paid during the year for income taxes                                           100               235



SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  FC BANC CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                    September 30, 2001 and December 31, 2000



NOTE 1.        BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary for a fair presentation of FC Banc Corp's ("Company" or "Bancorp") financial position as of September 30, 2001, and December 31, 2000, and the results of operations for the three- and nine-months ended September 30, 2001 and 2000, and the cash flows for the nine months ended September 30, 2001 and 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the three- and nine- months ended September 30, 2001 are not necessarily indicative of the results, which may be expected for the entire fiscal year.

NOTE 2.        ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

                                        (Dollars in thousands)
                                   Nine months ended    Year ended
                                      September 30,     December 31,
                                         2001              2000
                                         ----              ----

Balance, beginning of period          $ 1,496           $ 1,732
Provision for loan losses                   0              (134)
Recoveries                                 91                81
Charge-offs                               (88)             (183)
                                      -------           -------

Balance, end of period                $ 1,499           $ 1,496
                                      =======           =======

NOTE 3.        BORROWED FUNDS

Borrowed Funds are comprised of the following at:

                                                                        (Dollars in thousands)
                                               Current
                                               Interest                             Balance
                                                 Rate              September 30,        December 31, 2000
                                                 ----             --------------       -----------------
                                                                       2001
                                                                       ----

REPURCHASE AGREEMENTS                            2.90%              $7,832                      $2,235

FEDERAL HOME LOAN ADVANCES
Fixed Rate Advances with Monthly Interest
         Advance due February 22, 2004           5.47%              $1,000                        $  0
         Advance due March 21, 2006              5.35%               1,000                           0
                                                                     -------                    ------

Total Federal Home Bank Advances                                    $2,000                        $  0

LONG-TERM DEBT
Note payable to correspondent bank, due          6.00%              $1,983                        $  0
     May 18, 2011 with monthly principal
     and interest payments at 1% below
     prime to reprice after five years.

Note payable, due January 15, 2004, with
monthly principal and interest payments          6.00%               $  18                     $   23
                                                                     -------                    ------

         TOTAL BORROWED FUNDS                                        $11,833                    $2,258
                                                                     =======                    ======


Securities (with a carrying value of $8,715,227) sold under agreement to repurchase generally mature within one to four days from the transaction date. The securities underlying the agreements were maintained under the Bank's control. The following applied during the periods in 2001 and 2000.

                                                                       (Dollars in thousands)
                                                                       2001          2000
                                                                       ----          ----
Interest Rate at Period End                                            2.90%         6.35%
Highest Month End Amount Outstanding During the Period             $   7,832        $2,258
Average Amount Outstanding During the Period                           5,356           396
Average Rate of Interest for the Period
                                                                       4.11%         6.51%

The aggregate minimum future annual principal payments on FHLB advances are as follows:

                                                                     (Dollars in thousands)
                                                                  2001                     $  0
                                                                  2002                        0
                                                                  2003                        0
                                                                  2004                   $1,000
                                                                  2005                        0
                                                               After 2005                 1,000
                                                                                         ------
                                                                                         $2,000
                                                                                         ======

The aggregate minimum future annual principal payments on Notes Payable are as follows:

                                                                     (Dollars in thousands)
                                                                  2001                     $ 16
                                                                  2002                       62
                                                                  2003                       67
                                                                  2004                       63
                                                                  2005                       66
                                                               After 2005                 1,727
                                                                                         ------
                                                                                         $2,001
                                                                                         ======


NOTE 4.       REGULATORY CAPITAL

The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at September 30, 2001.

                                                                       (Dollars in thousands)

                                                                                               Categorized as "Well
                                                                                               Capitalized" Under
                                                                         For Capital           Prompt Corrective
                                                 Actual                Adequacy Purposes       Action Provisions

                                           Amount        Ratio       Amount        Ratio       Amount         Ratio
                                           ------        -----       ------        -----       ------         -----
Total Risk-Based Capital                  $12,536       18.18%       $5,515        8.00%       $6,894        10.00%
(To Risk-Weighted Assets)
Tier I Capital                             11,667       16.92%        2,758        4.00%        4,136         6.00%
(To Risk-Weighted Assets)
Tier I Capital                             11,667       10.85%        4,360        4.00%        5,450         5.00%
(To Total Assets)
Tangible Capital                           11,667       10.85%        4,360        4.00%          N/A           N/A
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



                                                         For the Three Months Ended September 30, 2001
                                                                                                   Per
                                                        Income              Shares                Share
                                                       Numerator         (Denominator)           Amount
                                                       ---------         -------------           ------

Basic EPS                                              $229,247           594,221                $0.39
   Income available to
   common shareholders

Effect of dilutive securities:                           None               1,131                 0.00
                                                       --------           -------                -----

Diluted EPS Income available to                        $229,247           595,352                $0.39
   Common shareholders +                               ========           =======                =====
    Assumed conversions



                                                         For the Three Months Ended September 30, 2000
                                                                                                  Per
                                                        Income              Shares               Share
                                                       Numerator         (Denominator)           Amount
                                                       ---------         -------------           ------

Basic EPS                                              $242,196           612,703                $0.40
   Income available to
   Common shareholders

Effect of dilutive securities:                           None               5,319                (.01)
                                                       --------           -------                -----

Diluted EPS Income available to                        $242,196           618,022                $0.39
   common shareholders +                               ========           =======                =====
   assumed conversions


                                                          For the Nine Months Ended September 30, 2001
                                                                                                  Per
                                                        Income              Shares               Share
                                                       Numerator         (Denominator)           Amount
                                                       ---------         -------------           ------

Basic EPS                                              $617,316           598,255                $1.03
   Income available to
   Common shareholders

Effect of dilutive securities:                           None               5,451               (0.01)
                                                       --------           -------                -----

Diluted EPS Income available to                        $617,316           603,706                $1.02
   Common shareholders +                               ========           =======                =====
   Assumed conversions





                                                          For the Nine Months Ended September 30, 2000
                                                                                                  Per
                                                        Income              Shares               Share
                                                       Numerator         (Denominator)           Amount
                                                       ---------         -------------           ------

Basic EPS                                              $744,985           618,662               $ 1.20
   Income available to
   common shareholders

Effect of dilutive securities:                           None               5,071               (0.01)
                                                       --------           -------                -----

Diluted EPS Income available to                        $744,985           623,733              $ 1.19
   Common shareholders +                               ========           =======              ======
   assumed conversions




NOTE 6.  RECLASSIFICATIONS

Certain amounts in the consolidated financial statements for 2000 have been reclassified to conform to the 2001 presentation. Such reclassifications did not effect net income or shareholders equity.

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

         Earnings per common share were computed by dividing net income by the weighted-average number of shares outstanding for the three- and nine month periods ended September 30, 2001 and 2000.

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

The Bank operates five banking offices located in Crawford, Morrow and Knox Counties, Ohio. The primary market area of the Bank is North Central Ohio that includes Crawford, Morrow, Knox and contiguous counties.

         The Bank continues to focus on providing FirstoClass Banking(TM) to its customers. The Bank continues to offer PhoneoAccess Banking(TM) (1-877-562-4FCB) that allows customers to access their bank account information 24 hours a day. Also, the Bank offers full internet banking services, including bill pay, at www.farmerscitizensbank.com.

         Construction on the Bank's new Main Office at 105 Washington Square, Bucyrus, Ohio began in the second quarter of 2001 and continues with completion expected in May 2002. This project will modernize its primary banking facilities and increase the efficiency of its operations. The total projected costs of the new project is $3.6 million of which $1.1 million has been expended thus far.


                         CHANGES IN FINANCIAL CONDITION

         At September 30, 2001, the consolidated assets of the Company totaled $109.0 million, an increase of $8.9 million, or 8.89%, from $100.1 million at December 31, 2000. The increase in total assets resulted primarily from an increase in borrowed funds, which funded increases in overnight federal funds sold, investments, and loans.

         Investment securities available-for-sale increased by $4.3 million, or 15.35% to $32.3 million at September 30, 2001, compared to $28.0 million at December 31, 2000. The increase was the result of successful marketing of a sweep repurchase agreement product, of which some was invested into securities.

         Cash and cash equivalents increased by $2.4 million to $7.3 million at September 30, 2001 compared to $4.9 million at December 31, 2000, funded by an increase in borrowed funds. Due to the current rate environment, management has temporarily invested these funds in overnight federal funds sold as opposed to locking into longer term investments with low yields.

         Deposit liabilities decreased by $1.2 million, or 1.41%, to $83.7 million at September 30, 2001, from $84.9 million at December 31, 2000. The decline was attributable to the loss of public funds, which were transferred to repurchase agreements. Certificate of deposits, interest-bearing demand, and savings balances declined by $0.6 million, $0.4 million, and $0.7 million, respectively. Demand deposits increased by $0.4 million.

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

         Qualitative measures established by the regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined by the regulations), and Tier I capital to average assets (as defined). Management believes, as of September 30, 2001, that the Bank meets all of the capital adequacy requirements to which it is subject.

         As of September 30, 2001, the most recent notification from the FDIC, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in Note 4 - Regulatory Capital. There are no conditions or events since the most recent notification that management believes have changed the Bank's prompt corrective action category.

                              RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         GENERAL. Net income decreased from $242 thousand in the third quarter of 2000 to $229 thousand in the third quarter of 2001. The decrease was primarily attributable to changes in the provision for loan losses, and an increase in operating expenses that were partially offset by an increase in non-interest income and net interest income.

         INTEREST INCOME. Interest income decreased $21 thousand, or 1.15%, for the three months ended September 30, 2001 compared to 2000. The decrease was primarily attributable to a decrease of $129 thousand on interest and dividends on investment securities. The decrease in interest income from investments resulted primarily from a reduction in average rates earned. The year to date average rate earned was 5.46% in 2001 compared to 5.93% in 2000. The decrease was partially offset by an increase in interest on federal funds sold of $76 thousand, and interest and fees on loans increased $32 thousand. These increases were due to increases in average balances between 2000 and 2001.

         INTEREST EXPENSE. Interest expense on deposit liabilities decreased by $41 thousand, or 5.35% for the three months ended September 30, 2001, as compared to the same period in 2000. This was mostly because total deposits decreased by $2.9 million from September 30, 2000, to September 30, 2001. Interest on borrowed funds increased by $88 thousand for the three months ended September 30, 2001 as compared to the same period in 2000. This was due to borrowings increasing by $10.1 million at September 30, 2001 as compared to September 30, 2000.

         PROVISION FOR LOAN LOSSES. Due to continued strong loan quality, the bank did not record a provision for loan loss expense in the third quarter of 2001. In the third quarter of 2000, based upon continued strong credit quality, the Bank recorded a negative provision for loan losses of $50 thousand. The negative provision was based upon the results of the ongoing loan reviews and composition of the loan portfolio, primarily loans secured by one- to four-family residential properties and other forms of collateral, which are considered to have less risk.

         NON-INTEREST INCOME. Non-interest income increased by $59 thousand, or 35.11%, to $227 thousand for the three months ended September 30, 2001, from $168 thousand for the three months ended September 30, 2000.

         NON-INTEREST EXPENSE. Non-interest expense increased by $65 thousand, or 6.92%, to $1,003 thousand for the three months ended September 30, 2001, from $938 thousand in the comparable period in 2000. Of this, $61 thousand was attributable to an increase in salaries and benefits expensed in the third quarter of 2001 as compared to the third quarter of 2000. This is a result of increases in incentive wages and health insurance.

         INCOME TAXES. The provision for income taxes declined by $23 thousand for the three months ended September 30, 2001, compared with the prior year, primarily because of lower taxable income for the quarter.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         GENERAL. Net income for the first nine months of 2001 totaled $617 thousand, which was $128 thousand less than the same period in 2000. The decline was primarily attributable to changes in the provision for loan losses, a decrease in net interest income, and increases in other expenses. These were partially offset by an increase in non-interest income and a decrease in federal income tax expense.

         INTEREST INCOME. The increase in average earning assets was the primary contributing factor to the increase in interest income of $98 thousand, or 1.85% for the nine months ended September 30, 2001 compared to 2000. Year to date average earning assets totaled $94.6 million in 2001 as compared to $89.8 million in 2000. For the first nine months of 2001, interest and fees on loans totaled $4.1 million, an increase of $0.3 million, as compared to 2000. Interest on federal funds sold increased by $0.2 million in 2001 due to an increase in volume. The year to date average for federal funds sold in 2001 has been $5.3 million compared to $0.2 million in 2000.

         INTEREST EXPENSE. Interest expense increased by $132 thousand for the nine months ended September 30, 2001 as compared to 2000. This was mostly due to an increase in interest expense on borrowed funds of $218 thousand for the nine months ended September 30, 2001 as compared to 2000. This increase was due to the growth of borrowed funds. As of September 30, 2001 borrowed funds were $11.8 million compared to $1.7 million on September 30, 2000.

         NET INTEREST INCOME. Net Interest income for the first nine months ended September 30, 2001 totaled $3.1 million, down $34 thousand for the same period in 2000. This was mostly due to the decrease in the net interest margin. This was mainly due to the decrease in investment income, and the increase in interest expense on borrowings.

         PROVISION FOR LOAN LOSSES. For the first nine months of 2001, the Bank recorded net recoveries of $3 thousand as compared to net chargeoffs of $102 thousand in 2000. In the first nine months of 2000, the Bank recorded negative provisions for loan losses of $134 thousand. The negative provisions were based upon the results of independent loan reviews and the composition of the loan portfolio. The bank has not recorded any loan loss provision for 2001. As of September 30, 2001, the Bank reported zero non-performing loans and one loan of $2 thousand past due 30 days or more.

         NON-INTEREST INCOME. Non-interest income increased by $110 thousand, or 22.49%, to $599 thousand for the nine months ended September 30, 2001, from $489 thousand for the nine months ended September 30, 2000. The increase was primarily attributable to increased service charge income and a gain on the sale of investments of $40 thousand.



         NON-INTEREST EXPENSE. Non-Interest expense increased by $0.16 million, or 5.70% to $2.91 million for the nine months ended September 30, 2001, from $2.75 million for the nine months ended September 30, 2000. Of this increase, $56 thousand was attributable to an increase in legal and professional fees. In addition, occupancy and related expenses increased primarily due to the cost associated with operating from our temporary facilities during the construction of the new main office building. Computer service expense has increased by $34 thousand due to development of the internet banking functions.

         INCOME TAXES. The provision for income taxes decreased by $87 thousand for the nine months ended September 30, 2001, compared with the same period in 2000, primarily because of lower taxable income.

                           FORWARD LOOKING COMMENTARY

         Since December 31, 2000 the Federal Open Market Committee ("FOMC") chaired by Mr. Alan Greenspan has decreased the overnight federal funds target rate ten times from 6.50% to 2.00%. The FOMC has the responsibility of setting monetary policy in an effort to achieve one of their primary objectives of controlling inflation.

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

         The board of directors and management has made a strong commitment to provide First-Class Banking(TM) products and services throughout our North Central Ohio market. The financial services industry has undergone a tremendous amount of change through various acts of deregulation and technological innovations. Our challenge is to maintain the high level of service our existing customers expect and deserve while developing new products and services to meet the needs of our future customers.

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

                  Not Applicable

         ITEM 5 - OTHER INFORMATION

                  Not Applicable

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


          (a)  Exhibits

                 10.2.1 Amendment of Employment Agreement with G.W. Holden, President and Chief Executive Officer, dated
                         July 10, 2001

                 10.3 Amended and Restated Salary Continuation Agreement with G.W. Holden, President and Chief Executive Officer, dated July 10, 2001

                 10.12 Split Dollar Agreement with G.W. Holden, President and Chief Executive Officer, dated July 10, 2001

                 99      Independent Accountant's Report

          (b) Reports on Form 10-QSB: A Form 8-K dated July 17, 2001 reporting Change in Registrant's Certifying Accountant was filed during the quarter ended September 30, 2001.

Item 6.  Exhibits and Reports on Form 10-QSB

(a) Exhibits

Exhibit
Number            Description
---------         --------------

10.2.1            Amendment of Employment Agreement with G.W. Holden, President and Chief
                  Executive Officer, dated July 10, 2001

10.3              Amended and Restated Salary Continuation Agreement with G.W. Holden, President and
                  Chief Executive Officer, dated July 10, 2001

10.12             Split Dollar Agreement with G.W. Holden, President and Chief Executive Officer, dated
                  July 10, 2001

(b) Reports on Form 10-QSB: A Form 8-K dated July 17, 2001 reporting Change in Registrant's Certifying Accountant was filed during the quarter ended September 30, 2001.

SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                  FC BANC CORP

                                                  /s/ G. W. Holden
                                                  ------------------------------
Date November 14, 2001                            G. W. Holden
                                                  President and Chief Executive
                                                  Officer

                                                  /s/ Jeffrey Wise
                                                  ------------------------------
Date November 14, 2001                            Jeffrey Wise
                                                  Principal Financial Officer