Form 10KSB
period 2001-12-31
FC BANC CORP
filed 2002-03-27
CIK 893539

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 or 15(d) of
                       THE SECURITIES EXCHANGE ACT of 1934

                   For the fiscal year ended December 31, 2001
                         Commission File Number 0-25616

                                   ----------

                                  FC BANC CORP.
                 (name of small business issuer in its charter)

           Ohio                                 34-1718070
           ----                                 ----------
    (State or other Jurisdiction                (IRS Employer
 of incorporation or organization)              Identification Number)

Farmers Citizens Bank Building, Box 567, Bucyrus, Ohio          44820
--------------------------------------------------------        -----
     (Address of principal executive offices)                 (zip code)

                   Issuer's telephone number (419) 562-7040
                                             --------------
Securities registered under Section 12(b) of the Exchange Act:
                     not applicable
                                --------------
          Securities registered under Section 12(g) of the Exchange Act
                          Common Shares (No Par Value)

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

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: As of February 18, 2002, 579,862 shares of common shares of the Registrant were outstanding. The aggregate market value of the voting stock held by non-affiliates was $12,177,102 based upon the trading price of $21.00 per share.

Documents Incorporated by References

     Portions of the definitive Proxy Statement for the 2002 Annual Meeting of Shareholders of FC Banc Corp filed on February 27, 2002 with the Securities and Exchange Commission are incorporated by reference into Part III of this Form
10-KSB. Transitional Small Business Disclosure Format YES     NO X
                                                          ---

PART I

ITEM 1. Description of Business

Business

     FC Banc Corp. (the "Holding Company") was organized as an Ohio corporation and incorporated by directors of The Farmers Citizens Bank (the "Bank") under Ohio law on August 20, 1992, at the direction of the Board of Directors of the Bank for purpose of becoming a bank holding company by acquiring all of the outstanding shares of Bank Common Stock. The Holding Company acquired the Bank effective January 31, 1994. The Holding Company has authorized 4,000,000 common shares, no par value, of which 665,632 shares are currently issued and 579,862 are outstanding.

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

Employees

     As of December 31, 2001, the Bank had 50 full-time and 9 part-time employees. Currently the Holding Company has no paid employees.

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

     The Financial Services Modernization Act defines "financial in nature" to include:

     .    Securities underwriting, dealing and market making
     .    Sponsoring mutual funds and investment companies
     .    Insurance underwriting and agency
     .    Merchant banking activities
     . And activities that the Federal Reserve Board has determined to be closely related to banking

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

Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, Business Combinations, effective for all business combinations initiated after June 30, 2001, as well as all business combinations accounted for by the purchase method that are completed after June 30, 2001. The new statement requires that the purchase method of accounting be used for all business combinations and prohibits the use of the pooling-of-interests method. The adoption of Statement No. 141 is not expected to have a material effect on the Company's financial position or results of operations.

In July 2001, the FASB issued FAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. The statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. However, the new statement did not amend FAS 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, which requires recognition and amortization of unidentified intangible assets relating to the acquisition of financial institutions or branches thereof. The FASB has decided to undertake a limited scope project to reconsider the provisions of FAS 72 in 2002. Therefore, the adoption of Statement No. 142 is not expected to have a material effect on the Company's financial position or results of operations.

In August 2001, the FASB issued FAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount. The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations. The adoption of this statement, which is effective January 1, 2003, is not expected to have a material effect on the Company `s financial statements.

In October 2001, the FASB issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 supercedes FAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

ITEM 2. Properties

     The Bank's principal office is temporarily located in a leased facility located at 123 North Sandusky Avenue, Bucyrus, Ohio 44820 during the reconstruction of its main principal office located at FC Plaza, Bucyrus, Ohio. The bank expects to move to its new facility on about May 1, 2002. The Bank's four branches are located at 233 North Sandusky Avenue, Bucyrus, Ohio, 1605 Marion Road, Bucyrus, Ohio, 103 East Main Street, Cardington, Ohio, and 240 West Sandusky Street, Fredericktown, Ohio. The Bank owns all properties with the exception of the temporary office facility. The Bank currently supplies the Holding Company minimal office space at no cost.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

     Not Applicable

                                     Part II

ITEM 5. Market for the Registrant's Common Stock and Related Stockholder Matters

Market Prices and Dividends

     At December 31, 2001, the Holding Company had approximately 600 shareholders of record. There is no established public trading market for the outstanding shares of Holding Company Common Stock, although there have been a limited number of private transactions known to the management of the Holding Company. Based solely on information made available to the Holding Company from a limited number of buyers and sellers, shares of the Holding Company Common Stock that have actually been traded in private transactions since December 31, 1994 were all traded between $18.00 and $29.00. There may, however, have been other transactions at other prices not known to management of the Holding Company.

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

     In 2001 the Holding Company declared cash dividends of $0.16 per share payable on February 15, 2001, May 15, 2001, August 15, 2001, and November 15, 2001 to shareholders of record on February 1, 2001, May 1, 2001, August 1, 2001 and November 1, 2001. In 2000, the Holding Company declared cash dividends of $0.16 per share payable on February 15, 2000, May 15, 2000, August 15, 2000, and on November 15, 2000 to shareholders of record on February 1, 2000, May 1, 2000, August 1, 2000, and November 1, 2000. In 1999, the Holding Company declared cash dividends of $0.30 per share payable on June 15,1999, $0.15 per share payable on August 16, 1999, and $0.16 per share payable on November 15, 1999 to shareholders of record on June 1, 1999, August 2, 1999, and November 1, 1999. In 1998 the Holding Company declared cash dividends of $0.30 per share payable on June 15, 1998 and December 15, 1998 to shareholders of record on May 15, 1998 and November 30, 1998. Also on July 24, 1998, the board of directors declared a one-for-one stock dividend in the form of a stock split to shareholders of record on August 14, 1998. In 1997 the Holding Company declared cash dividends of $0.60 per share payable on December 15, 1997 to shareholders of record of

December 9, 1997. In 1996 the Holding Company declared cash dividends of $0.60 per share on December 13, 1996 to shareholders of record on December 6, 1996.

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

                    03/31/01   06/30/01   09/30/01   12/31/01
                    --------   --------   --------   --------
High                 $29.00     $27.00     $22.40     $22.40
Low                  $27.00     $21.75     $21.75     $18.00
Dividend Declared    $ 0.16     $ 0.16     $ 0.16     $ 0.16

                    03/31/00   06/30/00   09/30/00   12/31/00
                    --------   --------   --------   --------
High                 $29.00     $29.00     $29.00     $29.00
Low                  $28.25     $29.00     $29.00     $29.00
Dividend Declared    $ 0.16     $ 0.16     $ 0.16     $ 0.16

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

--------------------------------------------------------------------------------
     Five-Year Consolidated Financial Summary
--------------------------------------------------------------------------------

     Years Ended December 31,
--------------------------------------------------------------------------------------------------------------------------------
In thousands except per common share amounts                    2001          2000          1999          1998          1997
-------------------------------------------------------------------------------------------------------------------------------
Statements of Income
Interest Income                                                  $ 6,887      $  6,908       $ 6,456       $ 6,380       $ 5,573
Interest Expense                                                   2,883         2,943         2,592         2,541         2,164
                                                                --------      --------       -------       -------       -------
   Net interest income                                             4,004         3,965         3,864         3,839         3,409
Provision for loan losses                                              0         (134)         (130)           (75)           27
                                                                --------      --------       -------       -------       -------
   Net interest income after provision for loan losses             4,004         4,099         3,994         3,914         3,382
Non-interest income (A)                                              818           686           650           633           556
Non-interest                                                       3,666         3,594         3,215         3,283         2,732
                                                                --------      --------       -------       -------       -------
Income before income taxes                                         1,156         1,191         1,429         1,264         1,206
Income tax expense                                                   193           305           358           308           304
                                                                --------      --------       -------       -------       -------
Net income                                                      $    963      $    886       $ 1,071       $   956       $   902
                                                                ========      ========       =======       =======       =======
Per Comman Share
    Net Income
   Basic                                                           $1.62      $   1.44       $  1.70       $  1.49       $  1.40
   Diluted                                                         $1.60          1.42       $  1.67          1.48          1.40
Dividends declared                                                  0.64          0.64          0.61          0.60          0.60
Stockholders' equity                                               20.64         19.47         18.32         18.12         17.42
Stock price range                                            18.00-29.00   28.25-29.00   27.00-28.25   22.00-27.00   22.00-22.00

Selected Consolidated Balance Sheet Data at December 31,
Assets                                                          $109,561      $100,131       $99,261       $93,685       $78,628
Investment securities                                             33,989        27,545        34,795        37,319        32,460
Loans (B)                                                         61,038        62,679        55,975        45,649        40,029
Deposits                                                          85,753        84,927        86,959        81,311        66,092
Borrowed funds                                                    10,094         2,258            29            --           641
Shareholders' equity                                              12,179        11,776        11,353        11,502        11,195

Ratios (C)
Per $100 of average assets
   Net Interest Income (tax-equivalent basis)                   $   3.76      $   4.36       $  4.41       $  4.51       $  4.50
   Provision for loan losses                                           0         (0.14)        (0.13)        (0.09)         0.03
                                                                --------      --------       -------       -------       -------

   Net interest income after provision for loan losses              3.76          4.50          4.54          4.60          4.46
   Non-interest income                                               .77          0.69           .69          0.72          0.72
   Non-interest expense                                             3.45          3.85          3.57          3.66          3.52
                                                                --------      --------       -------       -------       -------
   Income before income taxes                                      1.08          1.34          1.66          1.66          1.66
   Income tax expense                                                .18          0.44          0.55          0.52          0.50
                                                                --------      --------       -------       -------       -------
Net income                                                      $   0.90      $   0.90       $  1.11       $  1.14       $  1.16
                                                                ========      ========       =======       =======       =======
Leverage (D)                                                        9.06x         8.68x         8.35x         7.66x         7.07x
Return on average shareholders' equity                              8.21%         7.75%         9.27%         8.34%         8.22%
Average shareholders' equity to average assets                     11.04%        11.52%        11.97%        13.05%        14.14%
Dividend payout ratio                                              39.66%        44.48%        35.81%        38.26%        42.68%
Tier 1 capital ratio at December 31                                16.82%        18.40%        19.35%        22.19%        24.14%
Tier 1 and Tier 2 capital ratio at December 31                     18.09%        19.70%        20.62%        23.47%        25.41%

Leverage ratio                                                     10.77%        11.50%        11.98%        13.05%        14.14%
------------------------------------------------------------------------------------------------------------------------------------

(A) Includes gains (losses) from securities transactions of $40 in 2001, $19 in 2000, $(3) in 1999, $11 in 1998, and $ 3 in 1997.
(B)  Net of unearned income.
(C)  Based on average balances and net income for the periods.
(D)  The ratio of average assets to average shareholders equity.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

General

     FC Banc Corp. (the "Holding Company" or "Corporation") is a bank holding company engaged in the business of commercial and retail banking through its subsidiary The Farmers Citizens Bank (the "Bank" or "Farmers Citizens"), which accounts for substantially all of its revenues, operating income, and assets.

     The following discussion is intended to focus on and highlight certain financial information regarding FC Banc Corp. and should be read in conjunction with the financial statements and related notes which have been prepared by the management of FC Banc Corp. in conformity with generally accepted accounting principles. The Audit Committee of the Board of Directors engaged S.R. Snodgrass AC, independent auditors, to audit the financial statements. The auditors' report is included as a part of the 2001 Annual Report. To assist in understanding and evaluating major changes in the Holding Company's financial position and results of operations, two, three and five year comparisons are provided in tabular form for ease of comparison.

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

     1. Management's determination of the amount of the allowance for loan losses as set forth under the captions "Financial Condition," "Comparison of Results of Operations for the Years Ended December 31, 2001 and 2000;"

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

Financial Condition

     The Corporation's consolidated total assets amounted to $109.6 million at December 31, 2001, an increase of $9.5 million or 9.49%, over the $100.1 million in total assets at December 31, 2000. Such increase in assets was funded primarily by the $7.8 million net increase in borrowings.

Loan Portfolio Loans, as a component of earning assets, represent a significant portion of earning assets. At December 31, 2001, the Bank's real estate loans secured by 1-to-4 family residential properties were $26,104,000. Loans secured by farmland and loans to finance agricultural production and other loans to farmers were $11,406,000. As noted in Note 4, of the Notes to Consolidated Financial Statements, the Bank also was a creditor for $2,650,000 of loans to related parties.

Loan Information

In thousands, except ratios                              2001         2000         1999         1998         1997

Loans at December 31,
Loans secured by real estate:
      Construction                                        1,087          841          416          517          210
      Commercial                                         19,753       20,515       20,148       14,818       14,385
      Residential                                        26,104       27,665       23,770       16,403        9,211
 Commercial, Financial, Agricultural                      5,940        5,781        6,720        8,826       10,902
 Consumer                                                 8,154        7,877        4,921        5,085        5,321
                                                       --------     --------     --------     --------     --------
     Total                                             $ 61,038     $ 62,679     $ 55,975     $ 45,649     $ 40,029
                                                       ========     ========     ========     ========     ========

 Allowance for Loan Losses
 Balance at beginning of year                          $  1,496     $  1,732     $  1,725     $  1,480     $  1,263
Provision for loan losses                                     0         (134)        (130)         (75)          27
Charge-offs
Commercial and agricultural                                  35           64           20            1          405
Consumer                                                     56           51           48           58           13
Real estate                                                   0           68            0            0            0
                                                       --------     --------     --------     --------     --------
Total Charge-offs                                            91          183           68           59          418
                                                       --------     --------     --------     --------     --------
Recoveries
Commercial and agricultural                                  32           39          183          361          598
Consumer                                                     18           42           22           18           10
Real estate                                                  44            0            0            0            0
                                                       --------     --------     --------     --------     --------
Total recoveries                                             94           81          205          379          608
                                                       --------     --------     --------     --------     --------
Net charge-offs                                              (3)         102         (137)        (320)        (190)
                                                       --------     --------     --------     --------     --------
Balance at end of year                                 $  1,499     $  1,496     $  1,732     $  1,725     $  1,480
                                                       ========     ========     ========     ========     ========

 Loans Outstanding:
    Average                                              63,083       59,298       50,224       43,956       39,815

    End of Period                                        61,038       62,679       55,975       45,649       40,029

 Ratio of allowance for loan losses to
      loans outstanding                                    2.45%        2.38%        3.09%        3.77%        3.69%

 Net recoveries (charge-offs ) to average
         loans                                             0.00%       (0.17%)       0.27%       (0.72%)      (0.47%)

 Allocation of Allowance for Loan Losses
 Commercial                                            $  1,187     $  1,044     $  1,296     $  1,358     $  1,148
 Consumer                                                   113          108           69           75           28
 Real estate                                                190          199          168           71          106
 Unallocated                                                  9          145          199          221          198
                                                       --------     --------     --------     --------     --------
 Total                                                 $  1,499     $  1,496     $  1,732     $  1,725     $  1,480
                                                       ========     ========     ========     ========     ========

 Credit Quality Ratios
 Net charge-offs as a percentage of
     average loans                                         (.00%)       0.17%        (.27%)      (0.73)%      (0.48)%
 Allowance for loan losses to
 Total loans at year-end                                   2.45%        2.39%        3.09%        3.78%        3.70%
 Net charge-offs                                         499.67        14.67       (12.64%)      (5.39)       (7.79)
 Provision for loan losses to average loans                   0        (0.23)%       (.26%)      (0.17)%       0.07%
 Earnings coverage of net charge-offs                   (385.33)       11.68       (10.47)       (3.93)       (6.49)

          Average loans increased 6.38% in 2001 to represent 64.63% of average earning assets compared to 64.48% in 2000. Year-end total real estate loans of $46,944,000 represent approximately 76.90% of the total loans outstanding compared to 78.20% for the previous year-end. For the second straight year, consumer loans increased from $7,877,000 in 2000 to $8,154,000 in 2001. Commercial, financial, and agricultural loans increased 2.75%, from $5,781,000 on December 31, 2000 to $5,940,000 on December 31,
     2001. The loan information table provides a five-year loan history. The following table sets forth the maturity of our loan portfolio as of December 31, 2001, which have pre-determined interest rates and which have floating or adjustable rates. The table does not include prepayments or scheduled principal repayments. All loans are shown as maturing based on contractual maturities.

                                              Within    1-5     After      Total
                                              1 Year    Years   5 Years    Loans
                                              ------   ------   -------   ------
Fixed Rate
----------

Loans Secured by Real Estate                   1,604   15,449    18,287   35,340
Commercial, Financial, and Agricultural        1,928    1,464     1,107    4,499
Consumer                                       2,846    5,204       101    8,151
                                              ------   ------    ------   ------
            Total Fixed                        6,378   22,117    19,495   47,990

Adjustable
----------

Loans Secured by Real Estate                   4,752    6,452       400   11,604
Commercial, Financial, and Agricultural        1,426       15         0    1,441
Consumer                                           3        0         0        3
                                              ------   ------    ------   ------

               Total Adjustable                6,181    6,467       400   13,048

Total Loans                                   12,559   28,584    19,895   61,038

          In addition to the loans reported in the loan information table, there are certain off-balance sheet products such as letters of credit and loan commitments that are offered under the same credit standards as the loan portfolio. Management closely monitors the financial condition of potential creditors throughout the term of the instruments to assure that they maintain credit standards. Refer to Note 11 for additional information on off-balance sheet financial instruments.

          Non-Performing Assets Since December 31, 1998 there were no loans accounted for as non-accrual or accruing loans which are contractually past due 90 days more. Management believes that the Allowance for Loan Losses is adequate to cover any potential losses in the loan portfolio at December 31, 2001. Refer to the section entitled "Allowance for Loan Losses" for additional detail.

          A loan is placed on non-accrual when payment terms have been seriously violated (principal and/or interest payments are 90 days or more past due, deterioration of the borrower's ability to repay, or significant decrease in value of the underlying loan collateral) and stays on non-accrual until the loan is brought current as to principal and interest. The classification of a loan or other asset as non-accruing does not indicate that loan principal and interest will not be collectible. The Bank adheres to the policy of the Federal Reserve that banks may not accrue interest on any loan when the principal or interest is past due and has remained unpaid for 90 days or more unless the loan is both well secured and in the process of collection.

          A loan is considered restructured or renegotiated when either the rate is reduced below current market rate for that type of risk, principal or interest is forgiven, or the term is extended beyond that which the Bank would accept for loans with comparable risk. Property obtained from foreclosing on loans secured by real estate is adjusted to market value prior to being capitalized in an "Other Real Estate" account for possible resale. Regulatory provisions on other real estate are such that after five years, or ten years under special circumstances, property must be charged-off. This period gives the Bank adequate time to make provisions for disposing of any real estate property.

          Loans accounted for as non-performing (non-accrual, restructured, past due 90-days or more, and impaired) loans as of year-end 2001 remained at zero, the same as of year-end 2000 and 1999. The lack of non-performing, impaired and past due loans is attributable to both the amount of loans charged-off in 2001, 2000 and 1999, of $91,000, $183,000 and $68,000,
     respectively, coupled with the amount of recoveries on charged-off loans which amounted to $94,000, $81,000 and $205,000 in 2001, 2000 and 1999,
     respectively. Please refer to the following section entitled "Allowance for Loan Losses" for additional explanation. The following table summarizes nonperforming assets by category.

     Allowance for Loan Losses The allowance for loan losses was established and is maintained by periodic charges to the provision for loan loss, an operating expense, in order to provide for potential losses inherent in the Bank's loan portfolio. Loan losses and recoveries are charged or credited respectively to the allowance for loan losses as they occur. The allowance/provision for loan losses is determined by management by considering such factors as the size and character of the loan portfolio, loan loss experience, problem loans, and economic conditions in the market area of the Bank. The risk associated with the lending operation can be minimized by evaluating each loan independently based on criteria which includes, but is not limited to, (a) the purpose of the loan,
(b) the credit history of the borrower, (c) the borrower's financial standing and trends, (d) the market value of the collateral involved, and (e) the down payment received.

     The following table illustrates the allocation of the allowance for loan losses for each category of loan. The allocation of the allowance to each category is not necessarily indicative of future loss in a particular category and does not restrict our use of the allowance to absorb losses in other loan categories.

                          At December 31,
                          2001                      2000                     1999
                                    Percent of               Percent of               Percent of
                                    Loans in Each            Loans in Each            Loans in Each
                                    Category to              Category to              Category to
                          Amount    Total Loans     Amount   Total Loans     Amount   Total Loans
                                                       (Dollars in thousands)
Type of Loans:

Commercial                $1,187       42.09%       $1,044      41.95%       $1,296       48.00%
Real Estate                  190       44.55%          199      45.48%          168       43.21%
Consumer installment         113       13.36%          108      12.57%           69        8.79%
Unallocated                    9        0.00%          145       0.00%          199        0.00%

 Total                    $1,499      100.00%       $1,496     100.00%       $1,732      100.00%

     Classified Assets Management utilizes an internal loan review procedure to provide for analysis of operating data, tax returns and financial statement performance ratios for all significant commercial loans, regulatory classified loans, past due loans and internally identified "watch" loans. The Bank's examiners and independent auditors will periodically perform independent credit reviews of the Bank's borrowers and evaluate the adequacy of the allowance for loan losses account based upon the results of their review and other factors. The results of the quarterly credit reviews in conjunction with independent collateral evaluations are used by management and the Board of Directors in determining the adequacy of the allowance for loan loss account on a quarterly basis. Loans are classified as either special mention, substandard, or doubtful. The following table summarizes classified assets by category.

                                         December 31,
                            2001                2000                1999
                           ---------------------------------------------------------
                                    Percent             Percent             Percent
                                    of Total            of Total            of Total
                           Amount   Loans      Amount   Loans      Amount   Loans
                           ------   --------   ------   --------   ------   --------
Classified loans:

Special Mention            $1,099     1.80%    $2,787     4.45%    $2,107     3.76%
Substandard                 2,587     4.24      1,910     3.05      1,945     3.47
Doubtful                        0     0.00          0     0.00          0     0.00
                           ------     ----     ------     ----     ------     ----
                           $3,686     6.04%    $4,697     7.50%    $4,052     7.23%

     Investments The investment portfolio represents the second largest use of financial resources. The investment portfolio of the Bank includes United States securities, state and municipal obligations, corporate securities, and mortgage backed securities.

     Securities categorized as "available-for-sale" can and will be sold prior to maturity to meet liquidity or other funding needs. It is management's intent to hold those securities categorized as "held-to-maturity" until their maturity unless they are subject to an earlier redemption via a "call feature". At December 31, 2001, the entire investment portfolio of the Bank was classified as available-for-sale.

     Average investments decreased by $3,097,000 during 2001 from an average of $32,186,000 during 2000 to $29,089,000 during 2001, a decrease of 9.62%. During the same period, the average balance of the federal funds sold increased from $475,000 in 2000 to $5,421,000 in 2001. Federal funds sold are consistently maintained at levels that will cover the short-term liquidity needs of the Bank. Because of changes in interest rates, and the increases of borrowings, a portion of the excess available funds were invested in federal funds. Average cash and due from bank balances decreased from $3,188,000 in 2000 to $3,045,000 in 2001. The Bank utilizes a number of outside sources to analyze, evaluate, and obtain advice relative to the management of its investment portfolio. The Bank does not invest in any one type of security over another. Funds allocated to the investment portfolio are constantly monitored by management to ensure that a proper ratio of liquidity and earnings is maintained. At December 31, 2001, the company had no securities of a single issuer, excluding U.S. government and agency securities, that exceeded 10% of stockholders equity.

     Actual year end investment information is shown as follows:

The amortized cost and estimated market values of securities available for sale are as follows:

                                 2001
                              -----------------------------------------------
                                            Gross        Gross      Estimated
                              Amortized   Unrealized   Unrealized     Market
                                 Cost       Gains        Losses       Value
                              ---------   ----------   ----------   ---------

U.S. Government agency
     Securities                $15,567       $ 103      $    (49)    $15,621
Obligations of state and
     Political subdivisions      8,803          70           (84)      8,789
Corporate securities             1,388          10            --       1,398
Mortgage-backed securities       7,994         104            (3)      8,095
                               -------       -----      --------     -------
    Total debt securities       33,752         287          (136)     33,903
Equity securities                   73          13            --          86
                               -------       -----      --------     -------
                  Total        $33,825       $ 300      $   (136)    $33,989
                               =======       =====      ========     =======

                                                    2000
                              -----------------------------------------------
                                            Gross        Gross      Estimated
                              Amortized   Unrealized   Unrealized     Market
                                 Cost       Gains        Losses       Value
                              ---------   ----------   ----------   ---------

U.S. Government agency
     securities                $ 8,916       $   8      $    (79)    $ 8,845
Obligations of state and
     political subdivisions      6,317          33           (27)      6,323
Corporate securities             1,429           1            (5)      1,425
Mortgage-backed securities      10,844          18          (102)     10,760
                               -------       -----      --------     -------
    Total debt securities       27,506          60          (213)     27,353
Equity securities                  164          28            --         192
                               -------       -----      --------     -------
                  Total        $27,670       $  88      $   (213)    $27,545
                               =======       =====      ========     =======

The amortized cost and estimated market value of debt securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                      Estimated
                                                          Amortized     Market
                                                             Cost       Value
                                                          ---------   ---------

Due in one year or less                                    $ 3,746     $ 3,788
Due after one year through five years                       12,703      12,746
Due after five years through ten years                       7,702       7,760
Due after ten years                                          9,601       9,609
                                                           -------     -------
                  Total                                    $33,752     $33,903
                                                           =======     =======

Investment securities with a carrying value of $17,908 and $15,113 at December 31, 2001 and 2000, respectively, were pledged to secure deposits and other purposes as required by law.

The following is a summary of proceeds received, gross gains, and gross losses realized on the sale of investment securities available for sale for the years ended December 31, 2001, 2000 and 1999.

                                                2001   2000   1999
                                                ----   ----   ----

Proceeds from sales                             $130    $62   $711
Gross gains                                       40     19     --
Gross losses                                       0      0      3

     Deposits The Consolidated Average Balance Sheets and Related Yields and Rates table highlights average deposits and interest rates during the last three years. Average deposits in 2001 have decreased by approximately $1,733,000, or 2.02% from 2000 averages, which had increased $ 1,683,000, or 1.99% compared to 1999. The average cost of deposits for the Bank was approximately 3.52% for the year-ended December 31, 2001 compared to 3.84% and 3.52% for 2000 and 1999, respectively. The following table summarizes average deposits by category as of December 31, 2001.

                                                 2001         2000         1999
                                               -------       ------       ------
Non Interest Bearing                           $11,970       10,681       10,461
Interest Bearing Deposits:
NOW accounts                                    11,723       13,569       12,856
Money Market accounts                            5,827        4,817        6,424
Savings Accounts                                15,507       17,000       18,621
Certificates of Deposits                        39,011       39,704       35,726
Total Deposits                                  84,038       85,771       84,088

The following table details time deposits of $100,000 or more as of December 31, 2001.

                                Maturity of Time Deposits of $100,000 or More
                                             At December 31, 2001
                                             --------------------
                                              Amount           Percent
                                     (Dollars in Thousands)    of Total
                                     ----------------------   ---------
Time Remaining to Maturity:
Three months or less                       $1,181               15.81%
Over three through 12 months                4,962               66.44
Over 12 months                              1,326               17.75
                                           ------              ------
Total                                      $7,469              100.00%

     Short-term Borrowings The outstanding balances and related information of short-term borrowings which includes securities sold under agreements to repurchase, are summarized as follows:

                                                          2001          2000
                                                        ---------     ---------
Balance at year-end                                     $   4,085     $   2,235
Average  balance outstanding                                5,726           882
Maximum month-end balance                                   8,022         2,618
Weighted-average rate at year-end                            2.03%         6.52%
Weighted-average rate during the year                        3.55%         6.46%

Average balances outstanding during the year represent daily average balances, and average interest rates represent interest expense divided by the related average balance.

Investment securities with a carrying value of $8,072 and $2,236 at December 31, 2001 and 2000, respectively, were pledged as collateral for these borrowings.

Other Borrowings Other borrowings are summarized as follows:

                           Maturity
Description                 Date        Amount     Rate
-----------------------   ---------   ----------   ----

FHLB fixed-rate advance    02/22/04   $    1,000   5.47%
FHLB fixed-rate advance    03/21/06        1,000   5.35%
FHLB mortgage matched      10/04/11          994   4.99%
FHLB convertible 10/5      10/04/11        2,000   3.97%
FHLB convertible 10/5      11/09/11        1,000   4.32%
                                      ----------
                                           5,994
Note payable                                  15
                                      ----------
                                      $    6,009
                                      ==========

Borrowing capacity consists of credit arrangements with the FHLB of Cincinnati. FHLB borrowings are subject to annual renewal, incur no service charges, and are secured by a blanket security agreement on certain investment and mortgage-backed securities, outstanding residential mortgages, and the Bank's investment in FHLB stock. As of December 31, 2001, the Bank's maximum borrowing capacity with the FHLB was approximately $6.7 million.

     Shareholders' Equity Maintaining a strong capital position in order to absorb inherent risk is one of management's top priorities. Selected capital ratios for the last five years, presented in the five-year Consolidated Financial Summary, reveals that the Bank has been able to maintain an average equity to average asset ratio of greater than 11% for the past five years. It should be noted that this ratio has decreased by 48 basis points (100 basis points equals one percent) in 2001 to 11.04% and decreased by 45 basis points in 2000. It should also be noted that the return on average assets stayed the same as compared to 2000, after decreasing in 2000 by 21 basis points from 1.11% in 1999.

     Banking regulations in 1989 established minimum capital ratios for banks. The primary purpose of these requirements is to assess the risk of a financial institution's balance sheet and off balance sheet financial instruments in relation to adjusted capital. A minimum total qualifying capital ratio of at least 8% with at least 4% of capital composed of Tier I (core) capital had to be maintained. Tier I capital includes common equity, non-cumulative perpetual preferred stock, and minority interest less goodwill and other disallowed intangibles. Tier II (supplementary) capital includes subordinate debt, intermediate term preferred stock, the allowance for loan losses and preferred stock not qualifying for Tier I capital. Tier II capital is limited to 100% of Tier I capital. At December 31, 2001 the Bank's risk-based capital ratio for Tier I and Tier II capital is 16.82% and 18.09%, respectively, thus meeting the required 4% and 8% for Tier I and Tier II capital. The five-year Consolidated Financial Summary table and Note 13 to the Consolidated Financial Statements summarizes the risk-based capital of the Bank, leverage components and ratios.

Consolidated Average Balance Sheets and Related Yields and Rates*

                                                     2001                              2000
                                        -------------------------------    ------------------------------
                                                    Interest    Average               Interest    Average
                                         Average    Income/     Yields/    Average     Income/    Yields/
In thousands, except ratios              Balance    Expense      Rates     Balance     Expense     Rates
---------------------------             --------    --------    -------    -------    --------    -------
Assets
Cash and due from banks                 $  3,045                           $ 3,188
Federal Funds sold                         5,421        194       3.58%        475         29       6.11%
Investment securities
   Taxable debt securities                20,818      1,138       5.47%     24,569      1,532       6.24%
   Tax-exempt debt securities              6,454        442       6.85%      5,733        407       7.10%
   Equity securities                       1,817         90       4.95%      1,884        107       5.68%
                                        --------      -----                -------     ------
      Total Investment securities         29,089      1,670       5.74%     32,186      2,046       6.36%
Loans
   Real Estate                            34,017      2,555       7.51%     31,974      2,655       8.30%
   Consumer                                7,897        788       9.98%      5,804        554       9.55%
   Commercial (includes real estate)      21,169      1,884       8.90%     21,520      1,981       9.21%
                                        --------      -----                -------     ------
   Total loans                            63,083      5,227       8.29%     59,298      5,190       8.75%

      Total earning assets                97,593      7,091       7.27%     91,959      7,265       7.90%
Allowance for loan losses                 (1,487)                           (1,657)
Other assets                               7,047                             5,718
                                        --------                           -------
      Total assets                      $106,198                           $99,208
                                        ========                           =======

Liabilities and Shareholders' Equity
Noninterest-bearing deposits              11,970                            10,681
Interest-bearing deposits
   NOW accounts                           11,723        158       1.35%     13,569        251       1.85%
   Money market accounts                   5,827        200       3.43%      4,817        192       3.99%
   Savings accounts                       15,507        266       1.72%     17,000        353       2.08%
   Time deposits                          39,011      1,912       4.90%     39,704      2,089       5.26%
                                        --------      -----                -------     ------
      Total interest-bearing
deposits                                  72,068      2,536       3.52%     75,090      2,885       3.84%
Borrowed funds                             9,094        347       3.82%        882         58       6.58%
                                        --------      -----                -------     ------
   Total interest-bearing
liabilities                               81,162      2,883       3.55%     75,972      2,943       3.87%
Other liabilities                          1,338                             1,129
Shareholders' equity                      11,728                            11,426
                                        --------                           -------
Total liabilities and shareholders'     $106,198                           $99,208
equity                                  ========                           =======
Net interest income (tax-equivalent                  $4,208                            $4,322
basis)                                               ======                            ======

Yield spread                                                      3.71%                             4.03%
Net interest income to earnings
assets                                                            4.31%                             4.70%
Interest-bearing liabilities to
earning assets                                                   83.16%                            82.62%


                                                       1999
                                           -------------------------------

                                                      Interest    Average
                                           Average     Income/     Yields/
In thousands, except ratios                Balance     Expense     Rates
---------------------------                -------    --------    --------
Assets
Cash and due from banks                    $ 3,479
Federal Funds sold                           2,601        131        5.04%
Investment securities
   Taxable debt securities                  27,511      1,598        5.81%
   Tax-exempt debt securities                6,734        482        7.15%
   Equity securities                         2,035        108        5.31%
                                           -------     ------
      Total Investment securities           36,280      2,188        6.03%
Loans
   Real Estate                              24,891      2,157        8.67%
   Consumer                                  4,665        449        9.62%
   Commercial (includes real estate)        20,668      1,925        9.31%
                                           -------     ------
   Total loans                              50,224      4,531        9.02%

      Total earning assets                  89,105      6,850        7.69%
Allowance for loan losses                   (1,714)
Other assets                                 5,593
                                           -------
      Total assets                         $96,463
                                           =======

Liabilities and Shareholders' Equity
Noninterest-bearing deposits                10,461
Interest-bearing deposits
   NOW accounts                             12,856        238        1.85%
   Money market accounts                     6,424        182        2.83%
   Savings accounts                         18,621        401        2.15%
   Time deposits                            35,726      1,770        4.95%
                                           -------     ------
      Total interest-bearing
deposits                                    73,627      2,591        3.52%
Borrowed funds                                  16          1        6.00%
                                           -------     ------
   Total interest-bearing
liabilities                                 73,643      2,592        3.52%
Other liabilities                              808
Shareholders' equity                        11,551
                                           -------
Total liabilities and shareholders'        $96,463
equity                                     =======
Net interest income (tax-equivalent                    $4,258
basis)                                                 ======

Yield spread                                                         4.17%
Net interest income to earnings
assets                                                               4.78%
Interest-bearing liabilities to
earning assets                                                      82.65%

* Interest income/expense and yield/rates are calculated on a tax-equivalent basis utilizing a federal incremental tax rate of 35% in 2001, 2000 and 1999. Non-accrual loans and the related negative income effect have been included in the calculation of average rates.

The following table sets forth certain information regarding the changes in our interest income and interest expense for the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to changes in volume and rate.

                             Year Ended December 31,
                             -----------------------
                                  2001 vs. 2000
                                  -------------
                               Increase (Decrease)
                               -------------------

                                         Due to
                                         ------
                                     Volume    Rate   Total
                                     ------   -----   -----
                                         (In Thousands)

Interest Income:

Loans Receivable                      $ 116   $ (79)  $  37
Investment Securities                  (161)   (215)   (376)
Other Interest Earning Assets           175     (10)    165
                                      -----   -----   -----

Total Interest Earning Assets           130    (304)   (174)

Interest Expense:

NOW  accounts                           (25)    (68)    (93)
Money Market                             35     (27)      8
Savings                                 (26)    (61)    (87)
Certificates                            (33)   (144)   (177)
Other Borrowings                        316     (27)    289
                                      -----   -----   -----

Total Interest Bearing Liabilities      267    (327)    (60)

Change in Net Interest Income           397    (631)   (234)

Comparison of Results of Operations for the Years Ended December 31, 2001 and
2000

     General Net income for the year-ended December 31, 2001 was $963,000, an increase of $77,000, or 8.69%, over the $886,000 net income in 2000. The increase in net income resulted primarily from increases of $39,000 in net interest income and $132,000 in non-interest income, and a decrease in income tax expense of $112,000. These were offset by an increase in non-interest expenses of $ 72,000, and the provision for loan losses went from ($134,000) in 2000 to zero in 2001.

     Net Interest Income Interest income totaled $6.89 million for the year-ended December 31, 2001, a decrease of $21,000 or 0.30% from the $6.91 million recorded in 2000. The average rate earned on earning assets decreased from 7.90% in 2000 to 7.53% in 2001. Interest income on investment securities decreased by $420,000, or 21.92%, due to a lower average balance coupled with a decrease of 62 basis points in the weighted-average yield year-to-year, from 6.36% in 2000 to 5.74% in 2001. Interest income on federal funds sold increased by $164,000 for the year-ended December 31, 2001. The average balance invested in federal funds sold increased by $4,946,000 compared to 2000. The yield on federal funds sold decreased from 6.11% in 2000 to 3.58% in 2001.

     Interest expense decreased by $60,000, or 2.03%, during 2001, due primarily to the reduction of interest rates. The average cost of deposits decreased from 3.84% in 2000 to 3.52% in 2001. Interest expense on borrowings increased by $288,000 due to the increase in average balance outstanding from $882,000 to $9,094,000.

     As a result of the forgoing changes in interest income and interest expense, net interest income increased by $39,000 or 2.63%, during 2001, as compared to 2000. This increase was due mostly to overall growth of the bank and the reduction in cost of funds. The interest rate spread decreased by 32 basis points to 3.71% for 2001 as compared to 4.03% for 2000, while the net interest margin decreased by 39 basis points to 4.31% for year 2001.

     Provision for Loan Losses Farmers Citizens maintains an allowance for loan losses in an amount, which, in management's judgement, is adequate to absorb reasonably foreseeable losses inherent in the loan portfolio. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses, after net charge-offs have been deducted, to bring the allowance to a level which is considered adequate to absorb potential losses inherent in the loan portfolio in accordance with generally accepted accounting principles ("GAAP"). The amount of the provision is based on management's regular review of the loan portfolio and consideration of such factors as historical loss experience, generally prevailing economic conditions, changes in size and composition of the loan portfolio and considerations relating to specific loans, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral. Although a variety of factors, including the performance of Farmers Citizens' loan portfolio, the economy, changes in real estate values, interest rates and regulatory requirements regarding asset classifications. As a result of its analysis, management concluded that the allowance was adequate as of December 31, 2001. There can be no assurance that the allowance will be adequate to cover future losses on non-performing assets.

     The Bank experienced net recoveries of $3,000 in 2001 compared to net charge-offs of $102,000 in 2000. Farmers Citizens' charge-off history is a product of a variety of factors, including Farmers Citizens' underwriting guidelines and the composition of its loan portfolio. An analysis of the Allowance for Loan Losses is presented in the Loan Information table.

     There was no provision for possible loan losses in 2001. There was a negative provision for possible loan losses during 2000 of $134,000, and a negative provision of $130,000 in 1999. The amount of provision was based upon the results of management's quarterly reviews of the loan portfolio to identify problem and potential problem loans and to determine appropriate courses of action on a loan by loan basis. Collection procedures are activated when a loan becomes past due.

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

     Management believes significant factors affecting the allowance are being reviewed regularly and that the allowance is adequate to cover potentially uncollectible loans as of December 31, 2001. The Bank has no exposure from troubled debt to lesser-developed countries.

     The "allowance for loan losses to total loans at year-end" ratio increased to 2.45% in 2001 from 2.39% in 2000, and decreased from 3.09% in 1999. The slight increase was due primarily to the reduction of the loan portfolio. An analysis of the Allowance for Loan Losses is presented in the Loan Information table.

     Non Interest Income Non interest income increased from $686,000 in 2000 to $818,000 in 2001. This increase was due to increases in service charge income, loan fees, and gain on sale of investments. Non interest income is comprised of service fee income from deposit accounts, loan fees, and increases in the cash surrender values of life insurance policies.

     Non Interest Expense Non interest expense increased from $3,594,000 in 2000 to $ 3,666,000 in 2001. Significant increases were in group health insurance, employee incentive programs, maintenance and repair expense, advertising/public relations expense, computer services, and legal and professional fees. These increases were mostly offset by reductions in depreciation and supplies. Non interest expense is comprised of operating expense attributed to staffing (personnel costs), operation and maintenance of bank buildings and equipment, banking service promotion, taxes and assessments, and other operating expenses.

     Income Taxes The provision for federal income taxes totaled $193,000 for the fiscal year-ended December 31, 2001, a decrease of $112,000, or 36.72%, over the provision in fiscal 2000. The effective tax rates were 16.7% and 25.6% for the years ended December 31, 2001 and 2000.

     Impacting the tax provisions for the five years covered in the five-year consolidated financial summary is the level of net income of the bank and holding company, and the level of tax-exempt income on securities, which was $292,000, $269,000, $318,000, $349,000 and $305,000 for the years 2001, 2000,
1999, 1998, and 1997, respectively.

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

Liquidity and Interest Rate Sensitivity Management Management utilizes several tools currently available to monitor and ensure that liquid funds are available to satisfy the normal loan and deposit needs of its customers while taking advantage of investment opportunities as they arise in order to maintain consistent growth and interest income. Cash and due from banks, marketable investment securities with maximum one-year maturities, and federal funds sold are the principal components of asset liquidity. The "Interest Rate Sensitivity" table, indicates that the Bank is in a liability sensitive position which is more beneficial in a period of declining interest rates since liabilities can be re-priced at lower rates. In periods of rising interest rates, interest sensitive assets are more favorable since they allow adjustment of interest sensitive assets prior to maturing interest sensitive liabilities.

Interest Rate Sensitivity

                                                                       Repricing or Maturing
                                                           ---------------------------------
                                                             Over         Over
                                               Within      3 Months      1 Year       After
In thousands, except ratios                   3 Months     to 1 Year    to 2 Years   2 Years      Total
Loans                                         $  6,282     $  6,235     $  5,312     $43,209    $ 61,038
Investment securities                            5,316        7,304        7,405      16,964      36,989
Other earning assets                                --
Other assets                                                                          11,534      11,534
                                                                                     -------    --------
     Total assets                             $ 11,598     $ 13,539     $ 12,717     $71,707     109,561
                                              --------     --------     --------     -------    --------

Noninterest-bearing deposits                                                        $ 12,718    $ 12,718
Interest-bearing deposits                     $ 15,484     $ 19,534     $ 10,030     $27,987      73,035
Borrowed funds                                   4,085                                 6,009      10,094
Other liabilities and equity                                                          13,714      13,714
                                                                                     -------    --------
     Total liabilities and equity             $ 19,569     $ 19,534     $ 10,030     $60,428    $109,561
                                              --------     --------     --------     -------    --------

Gap*                                          $ (7,971)    $ (5,995)    $  2,687     $11,279
Cumulative gap                                  (7,971)     (13,966)     (11,279)
Cumulative gap as a percent of total assets      (7.27%)     (12.74%)     (10.29%)      0.00%

                                  S R Snodgrass
                         1000 Stonewood Drive Suite 200
                             Wexford, Pa 15090-8399

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------

Board of Directors and Stockholders
FC Banc Corp.

We have audited the accompanying consolidated balance sheet of FC Banc Corp. and subsidiary as of December 31, 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated balance sheet as of December 31, 2000 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the two years in the period ending December 31, 2000, were audited by other auditors whose report dated January 17, 2001 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FC Banc Corp. and subsidiary as of December 31, 2001 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Wexford, PA
January 18, 2002

                                  FC BANC CORP.
                           CONSOLIDATED BALANCE SHEET

                                                                               December 31,
                                                                            2001         2000
                                                                          ----------------------
                                                                          (Dollars in thousands)
ASSETS
  Cash and due from banks                                                 $  3,659      $  3,685
  Federal funds sold                                                         3,000         1,200
                                                                          --------      --------
  Cash and cash equivalents                                                  6,659         4,885

  Investment securities available for sale                                  33,989        27,545
  Loans                                                                     61,038        62,679
  Less allowance for loan losses                                             1,499         1,496
                                                                          --------      --------
          Net loans                                                         59,539        61,183
  Premises and equipment                                                     4,575         2,041
  Accrued interest and other assets                                          4,799         4,477
                                                                          --------      --------

                                                                          $109,561      $100,131
          TOTAL ASSETS                                                    ========      ========

LIABILITIES
     Deposits:
         Noninterest-bearing                                              $ 12,718      $ 11,636
         Interest-bearing                                                   73,035        73,291
                                                                          --------      --------
             Total deposits                                                 85,753        84,927

     Short-term borrowings                                                   4,085         2,235
     Other borrowings                                                        6,009            23
     Accrued interest and other liabilities                                  1,535         1,170
                                                                          --------      --------
             TOTAL LIABILITIES                                              97,382        88,355
                                                                          --------      --------

STOCKHOLDERS' EQUITY
     Preferred stock of $25 par value; 750 shares authorized, no shares
       Issued and outstanding                                                   --           --
     Common stock, no par value; 4,000,000 shares authorized,
       665,632 shares issued                                                   832          832
     Additional paid-in capital                                              1,366        1,366
     Retained earnings                                                      11,793       11,212
     Accumulated other comprehensive income (loss)                             109          (74)
     Treasury stock, at cost (75,478 and 60,777 shares)                     (1,921)      (1,560)
                                                                          --------     --------
             TOTAL STOCKHOLDERS' EQUITY                                     12,179       11,776
                                                                          --------     --------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $109,561     $100,131
                                                                          ========     ========

See accompanying notes to consolidated financial statements.

                                  FC BANC CORP.
                        CONSOLIDATED STATEMENT OF INCOME

                                                        Year Ended December 31,
                                                     2001       2000        1999
                                                    ------     -------     -------
                                                        (Dollars in thousands)
INTEREST INCOME
     Interest and fees on loans                     $5,198     $ 4,963     $ 4,301
     Federal funds sold                                193          29         131
     Investment securities:
        Taxable                                      1,205       1,647       1,706
        Exempt from federal income tax                 291         269         318
                                                    ------     -------     -------
                   Total interest income             6,887       6,908       6,456
                                                    ------     -------     -------
INTEREST EXPENSE
     Deposits                                        2,536       2,884       2,591
     Short-term borrowings                             203          57           1
     Other borrowings                                  144           2          --
                                                    ------     -------     -------
                   Total interest expense            2,883       2,943       2,592
                                                    ------     -------     -------

NET INTEREST INCOME                                  4,004       3,965       3,864

Provision for loan losses                               --        (134)       (130)
                                                    ------     -------     -------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                         4,004       4,099       3,994
                                                    ------     -------     -------
NONINTEREST INCOME
     Service charges on deposit accounts               471         419         408
     Investment securities gains (losses), net          40          19          (3)
     Bank owned life insurance earnings                128         127         130
     Other income                                      179         121         115
                                                    ------     -------     -------
                   Total noninterest income            818         686         650
                                                    ------     -------     -------
NONINTEREST EXPENSE
     Salaries and employee benefits                  1,691       1,535       1,485
     Net occupancy and equipment expenses              684         635         655
     Professional fees                                 194         154         162
     State franchise tax                               144         139         136
     Loss on disposal of premises and equipment         --         263          --
     Data Processing                                   173         143          62
     Other expense                                     780         725         715
                                                    ------     -------     -------
                   Total noninterest expense         3,666       3,594       3,215
                                                    ------     -------     -------

Income before income taxes                           1,156       1,191       1,429
Income taxes                                           193         305         358
                                                    ------     -------     -------

NET INCOME                                          $  963     $   886     $ 1,071
                                                    ======     =======     =======
EARNINGS PER SHARE
        Basic                                       $ 1.62     $  1.44     $  1.70
        Diluted                                       1.60        1.42        1.67

                                  FC BANC CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                               Additional
                                                     Common     paid-in     Retained
                                                     Stock      capital     Earnings
                                                     -------------------------------
                                                          (Dollars in thousands)
Balance, December 31, 1998                           $   832     $ 1,370    $ 10,034

Net income                                                                     1,071
Other comprehensive loss:
   Unrealized loss on securities available
     for sale, net of reclassification
     adjustment, net of tax benefit of $237
Comprehensive income
Cash dividends ($.61 per share)                                                 (385)
Purchase of treasury stock
Exercise of stock options (1,000 shares)                               1
                                                     -------     -------    --------
Balance, December 31, 1999                               832       1,371      10,720

Net income                                                                       886
Other comprehensive income:
   Unrealized gain on available for sale
     securities, net of reclassification
     adjustment, net of taxes of $225
Comprehensive income

Cash dividends ($.64 per share)                                                 (394)
Purchase of treasury stock
Exercise of stock options (2,360 shares)                              (5)
                                                     -------     -------    --------
Balance, December 31, 2000                               832       1,366      11,212

Net income                                                                       963
Other comprehensive income:
   Unrealized gain on available for sale
     securities, net of reclassification
     adjustment, net of taxes of $95

Comprehensive income

Cash dividends ($.64 per share)                                                 (382)
Purchase of treasury stock
                                                     -------     -------    --------
Balance, December 31, 2001                           $   832     $ 1,366    $ 11,793
                                                     =======     =======    ========

                                                      Accumulated
                                                        Other                      Total
                                                     Comprehensive   Treasury   Stockholders'   Comprehensive
                                                     Income (Loss)    Stock        Equity         Income
                                                     --------------------------------------------------------
                                                                      (Dollars in thousands)
Balance, December 31, 1998                              $   (49)     $  (685)     $ 11,502

Net income                                                                           1,071         $ 1,071
Other comprehensive loss:
   Unrealized loss on securities available
     for sale, net of reclassification
     adjustment, net of tax benefit of $237                (474)                      (474)           (474)
                                                                                                   -------
Comprehensive income                                                                               $   597
                                                                                                   =======
Cash dividends ($.61 per share)                                                       (385)
Purchase of treasury stock                                              (385)         (385)
Exercise of stock options (1,000 shares)                                  23            24
                                                        -------      -------      --------
Balance, December 31, 1999                                 (523)      (1,047)       11,353

Net income                                                                             886         $   886
Other comprehensive income:
   Unrealized gain on available for sale
     securities, net of reclassification
     adjustment, net of taxes of $225                       449                        449             449
                                                                                                   -------
Comprehensive income                                                                               $ 1,335
                                                                                                   =======
Cash dividends ($.64 per share)                                                       (394)
Purchase of treasury stock                                              (570)         (570)
Exercise of stock options (2,360 shares)                                  57            52
                                                        -------      -------      --------
Balance, December 31, 2000                                  (74)      (1,560)       11,776

Net income                                                                             963         $   963
Other comprehensive income:
   Unrealized gain on available for sale
     securities, net of reclassification
     adjustment, net of taxes of $95                        183                        183             183
                                                                                                   -------
Comprehensive income                                                                               $ 1,146
                                                                                                   =======
Cash dividends ($.64 per share)                                                       (382)
Purchase of treasury stock                                              (361)         (361)
                                                        -------      -------      --------
Balance, December 31, 2001                              $   109      $(1,921)     $ 12,179
                                                        =======      =======      ========

                                                          2001         2000         1999
                                                        -------      --------     --------
Components of comprehensive income loss:
   Change in net unrealized gain (loss)
     on investments available for sale                  $   209      $   462      $   (476)
   Realized (gains) losses included in net income,
     net of taxes of $14, $6 and ($1)                       (26)         (13)           2
                                                        -------      --------     --------
Total                                                   $   183      $   449      $   (474)
                                                        =======      ========     ========

See accompanying notes to consolidated financial statements.

                                  FC BANC CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                  Year Ended December 31,
                                                                               2001       2000       1999
                                                                             -------------------------------
                                                                                  (Dollars in thousands)
OPERATING ACTIVITIES
     Net income                                                              $    963    $   886    $  1,071
     Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses                                                  --       (134)       (130)
        Investment securities (gain) losses, net                                  (40)       (19)          3
        Loss from disposal of premises and equipment                               --        263          --
        Depreciation, amortization and accretion                                  448        432         589
        Deferred income taxes                                                      31        112          16
        Decrease (increase) in accrued interest receivable                        (51)       (67)         28
        Increase (decrease) in accrued interest payable                           (91)        44          (4)
        Other, net                                                                 42       (311)       (195)
                                                                             --------    -------    --------
              Net cash provided by operating activities                         1,302      1,206       1,378
                                                                             --------    -------    --------
INVESTING ACTIVITIES
     Investment securities available for sale:
              Proceeds from repayments and maturities                          15,566      7,555      10,826
              Purchases                                                       (21,952)      (205)     (9,937)
              Proceeds from sales                                                 130         62         711
     Proceeds from redemption of life insurance contracts                          --         --         702
     Purchases of life insurance contracts                                         --         --        (560)
     Proceeds from sale of other real estate owned                                 --         --          51
     Proceeds from sale of loans                                                   --         --         282
     Decrease (increase) in loans, net                                          1,644     (6,806)    (10,521)
     Purchases of premises and equipment                                       (2,835)      (533)     (1,010)
                                                                             --------    -------    --------
              Net cash provided by (used for) investingactivities              (7,447)        73      (9,456)
                                                                             --------    -------    --------
FINANCING ACTIVITIES
     Increase (decrease) in deposits, net                                         826     (2,032)      5,648
     Increase in short-term borrowings, net                                     1,850      2,235          --
     Proceeds from other borrowings                                             5,993         --          30
     Repayments of other borrowings                                                (7)        (6)         (1)
     Purchases of treasury stock                                                 (361)      (570)       (385)
     Proceeds from stock option exercises                                          --         52          23
     Cash dividends                                                              (382)      (394)       (385)
                                                                             --------    -------    --------
              Net cash provided by (used for) financing activities              7,919       (715)      4,930
                                                                             --------    -------    --------
              Increase (decrease) in cash and cash equivalents                  1,774        564      (3,148)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  4,885      4,321       7,469
                                                                             --------    -------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $  6,659    $ 4,885    $  4,321
                                                                             ========    =======    ========
SUPPLEMENTAL INFORMATION
     Cash paid during the year for:
        Interest on deposits and borrowings                                  $  2,974    $ 2,899    $  2,596
        Income taxes                                                              100        312         498
     Loans transferred to other real estate loans                                  --         --          50

See accompanying notes to consolidated financial statements.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting and reporting policies applied in the presentation of the accompanying financial statements follows:

     Nature of Operations and Basis of Presentation
     ----------------------------------------------

     FC Banc Corp. (the "BanCorp") is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, Farmers Citizens Bank (the Bank). The Bank generates commercial (including agricultural), mortgage and consumer loans and receives deposits from customers located primarily in Crawford, Morrow, and Knox counties and the surrounding areas. The Bank operates under a state bank charter and provides full banking services. As a state bank, the Bank is subject to regulations by the State of Ohio Division of Financial Institutions and the Federal Reserve System through the Federal Reserve Bank of Cleveland .

     The consolidated financial statements include the accounts of FC Banc Corp, and its wholly-owned subsidiary, Farmers Citizens Bank, after elimination of all material intercompany transactions and balances.

     The accounting principles followed by the BanCorp and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practice within the banking industry. Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date and revenues and expenses for that period. Actual results could differ from those estimates.

     Investment Securities
     ---------------------

     Currently, the BanCorp's investment securities portfolio is classified as available for sale. The portfolio serves principally as a source of liquidity and is carried at fair value with unrealized holding gains and losses for available for sale securities reported as a separate component of stockholders' equity, net of tax, until realized. Debt securities acquired with the intent to hold to maturity would be classified as hold to maturity and carried at cost adjusted for amortization of premium and accretion of discount, which are computed using the interest method, and recognized as adjustments of interest income. Realized security gains and losses are computed using the specific identification method. Interest and dividends on investment securities are recognized as income when earned.

     Common stock of the Federal Home Loan Bank, Federal Reserve Bank, and Great Lakes Bankers Bank represents ownership in institutions which are wholly-owned by other financial institutions. These equity securities are accounted for at cost and are included in other assets.

     Loans
     -----

          Loans are reported at their principal amount net of the allowance for loan losses. Interest income is recognized as income when earned on the accrual method. The accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower's financial condition is such that collection of interest is doubtful. Loans are returned to accrual status when past due interest is collected and the collection of principal probable.

     Allowance for Loan Losses
     -------------------------

     The allowance for loan losses represents the amount which management estimates is adequate to provide for probable losses inherent in its loan portfolio. The allowance method is used in providing for loan losses. Accordingly, all loan losses are charged to the allowance, and all recoveries are credited to it. The allowance for loan losses is established through a provision for loan losses which is charged to operations. The provision is based on management's periodic evaluation of the adequacy of the allowance for loan losses which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors. The estimates used in determining the adequacy of the allowance for loan losses, including the amounts and timing of future cash flows expected on impaired loans, are particularly susceptible to significant change in the near term.

     A loan is considered impaired when it is probable the borrower will not repay the loan according to the original contractual terms of the loan agreement. Management has determined that first mortgage loans on one-to-four family properties and all consumer loans represent large groups of smaller-balance homogeneous loans that are to be collectively evaluated. Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired. A loan is not impaired during a period of delay in payment if the BanCorp expects to collect all amounts due including interest accrued at the contractual interest rate for the period of delay. All loans identified as impaired are evaluated independently by management. The BanCorp estimates credit losses on impaired loans based on the present value of expected cash flows or the fair value of the underlying collateral if the loan repayment is expected to come from the sale or operation of such collateral.

     Impaired loans, or portions thereof, are charged off when it is determined a realized loss has occurred. Until such time, an allowance for loan losses is maintained for estimated losses. Cash receipts on impaired loans are applied first to accrued interest receivable unless otherwise required by the loan terms, except when an impaired loan is also a nonaccrual loan. Interest received on nonaccrual loans is recorded as income or applied against principal according to management's judgment as to the collectibility of such principal.

     Premises and Equipment
     ----------------------

     Premises and equipment are stated at cost net of accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged against income as incurred. Costs of major additions and improvements are capitalized.

     Postretirement Benefits
     -----------------------

     The BanCorp maintains a non-contributory defined post-retirement plan covering all employees. The plan provides a level of life and health insurance to retirees which is based on their annual compensation prior to retirement.

     Income Taxes
     ------------

     The BanCorp and the Bank file a consolidated federal income tax return. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

     Earnings Per Share
     ------------------

     The BanCorp provides dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated utilizing net income as reported in the numerator and average shares outstanding in the denominator. The computation of diluted earnings per share differs in that the dilutive effects of any stock options, warrants, and convertible securities are adjusted in the denominator.

     Stock Options

     The BanCorp maintains a stock option plan for key officers, employees, and non-employee directors. When the exercise price of the BanCorp's stock options is greater than or equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized in the BanCorp's financial statements. Pro forma net income and earnings per share are presented to reflect the impact of the stock option plan assuming compensation expense had been recognized based on the fair value of the stock options granted under the plan.

     Cash Flow Information
     ---------------------

     The BanCorp has defined cash and cash equivalents as those amounts included in the balance sheet captions Cash and due from banks and Federal funds sold.

     Recent Accounting Pronouncements
     --------------------------------

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, Business Combinations, effective for all business combinations initiated after June 30, 2001, as well as all business combinations accounted for by the purchase method that are completed after June 30, 2001. The new statement requires that the purchase method of accounting be used for all business combinations and prohibits the use of the pooling-of-interests method. The adoption of Statement No. 141 is not expected to have a material effect on the Company's financial position or results of operations.

     In July 2001, the FASB issued FAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. The statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. However, the new statement did not amend FAS 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, which requires recognition and amortization of unidentified intangible assets relating to the acquisition of financial institutions or branches thereof. The FASB has decided to undertake a limited scope project to reconsider the provisions of FAS 72 in 2002. Therefore, the adoption of Statement No. 142 is not expected to have a material effect on the Company's financial position or results of operations.

     In August 2001, the FASB issued FAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount. The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations. The adoption of this statement, which is effective January 1, 2003, is not expected to have a material effect on the Company `s financial statements.

     In October 2001, the FASB issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 supercedes FAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

     Reclassification of Comparative Amounts
     ---------------------------------------

     Certain items previously reported have been reclassified to conform with the current year's format. Such reclassifications did not affect net income or stockholders' equity.

2.   EARNINGS PER SHARE

     There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income will be used as the numerator. The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

                                                    2001       2000       1999
                                                   -------    -------    -------
Weighted-average common shares and
  common stock equivalents used to
  calculate basic earnings per share               596,213    614,754    631,984

Additional common stock equivalents
  (stock options) used to calculate
  diluted earnings per share                         3,658     10,112      8,874
                                                   -------    -------    -------
Weighted-average common shares and
  common stock equivalents used
  to calculate diluted earnings per share          599,871    624,866    640,858
                                                   =======    =======    =======

3.   INVESTMENT SECURITIES AVAILABLE FOR SALE

     The amortized cost and estimated market values of securities available for sale are as follows:

                                      2001
                              -------------------------------------------------
                                            Gross          Gross      Estimated
                               Amortized   Unrealized   Unrealized     Market
                                 Cost       Gains         Losses       Value
                              ----------   ----------   ----------    ---------
U.S. Government agency
     securities                $ 15,567      $ 103       $  (49)      $ 15,621
Obligations of state and
     political subdivisions       8,803         70          (84)         8,789
Corporate securities              1,388         10           --          1,398
Mortgage-backed securities        7,994        104           (3)         8,095
                               --------      -----       ------       --------
    Total debt securities        33,752        287         (136)        33,903
Equity securities                    73         13           --             86
                               --------      -----       ------       --------
                   Total       $ 33,825      $ 300       $ (136)      $ 33,989
                               ========      =====       ======       ========

                                                  2000
                              -----------------------------------------------
                                            Gross        Gross      Estimated
                              Amortized   Unrealized   Unrealized     Market
                                Cost        Gains        Losses       Value
                              ---------   ----------   ----------   ---------
U.S. Government agency
     securities                $  8,916     $  8        $  (79)     $  8,845
Obligations of state and
     political subdivisions       6,317       33           (27)        6,323
Corporate securities              1,429        1            (5)        1,425
Mortgage-backed securities       10,844       18          (102)       10,760
                               --------     ----        ------      --------
    Total debt securities        27,506       60          (213)       27,353
Equity securities                   164       28            --           192
                               --------     ----        ------      --------
                  Total        $ 27,670     $ 88        $ (213)     $ 27,545
                               ========     ====        ======      ========

     The amortized cost and estimated market value of debt securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                              Estimated
                                                  Amortized    Market
                                                    Cost       Value
                                                  ---------   ---------

Due in one year or less                            $ 3,746     $ 3,788
Due after one year through five years               12,703      12,746
Due after five years through ten years               7,702       7,760
Due after ten years                                  9,601       9,609
                                                   -------     -------

                  Total                            $33,752     $33,903
                                                   =======     =======

     Investment securities with a carrying value of $17,908 and $15,113 at December 31, 2001 and 2000, respectively, were pledged to secure deposits and other purposes as required by law.

     The following is a summary of proceeds received, gross gains, and gross losses realized on the sale of investment securities available for sale for the years ended December 31, 2001, 2000 and 1999.

                                            2001    2000    1999
                                            ----    ----    ----

Proceeds from sales                         $130     $62    $711
Gross gains                                   40      19      --
Gross losses                                   0       0       3

4.   LOANS

          Major classifications of loans are summarized as follows:

                                                            2001          2000
                                                           -------       -------

Loans secured by real estate:
  Construction                                             $ 1,087       $   841
  Commercial                                                19,753        20,515
  Residential                                               26,104        27,665
Commercial, financial, and agricultural                      5,940         5,781
Consumer                                                     8,154         7,877
                                                           -------       -------
                                                            61,038        62,679
Less allowance for loan losses                               1,499         1,496
                                                           -------       -------

          Net loans                                        $59,539       $61,183
                                                           =======       =======

          Changes in the allowance for loan losses for the years ended December 31, are as follows:

                                                 2001        2000        1999
                                                -------     -------     -------

Balance, January 1                              $ 1,496     $ 1,732     $ 1,725
Add:
  Provisions charged to operations                   --        (134)       (130)
  Recoveries                                         94          81         205
Less loans charged off                              (91)       (183)        (68)
                                                -------     -------     -------

Balance, December 31                            $ 1,499     $ 1,496     $ 1,732
                                                =======     =======     =======

     The Company grants residential, commercial, and consumer loans to customers throughout its trade area which is concentrated in Knox, Morrow, and Crawford counties. Although the Company has a diversified loan portfolio at December 31, 2001 and 2000, a substantial portion of its debtors' ability to honor their loan agreements is dependent upon the economic stability of its immediate trade area.

     Certain directors and executive officers of the Company, members of their immediate families and companies in which they are principal owners (i.e., at least 10%), were indebted to the Company at December 31, 2001 and 2000. A summary of the activity on the related party loans to certain directors and executive officers and their related companies and immediate families, consists of the following:

 2000     Advances    Repayments     2001
------    --------    ----------    ------

$2,917      $324         $591       $2,650

5.   PREMISES AND EQUIPMENT

     Major classifications of premises and equipment are summarized as follows:

                                                          2001           2000
                                                         -------        -------

Land and land improvements                               $   726        $   720
Building and leasehold improvements                        1,073            992
Furniture, fixtures, and equipment                         1,318          1,202
Construction in-progress                                   2,781            185
                                                         -------        -------
                                                           5,898          3,099
Less accumulated depreciation                             (1,323)        (1,058)
                                                         -------        -------

          Total                                          $ 4,575        $ 2,041
                                                         =======        =======

     Costs associated with the construction of a new main office building totaled $2.7 million in 2001. The projected cost of the building is $3.6 million. Costs relating to the construction of a new Fredericktown facility totaled $83. The Fredericktown branch is expected to be completed in mid-2002 and has a total contract price of $736. Interest capitalization on both projects totaled $36 in 2001. Depreciation charged to operations was $301 in 2001, $336 in 2000, and $391, in 1999.

6.   DEPOSITS

     Time deposits include certificates of deposit in denominations of $100,000 or more. Such deposits aggregated $7,469 and $8,913 at December 31, 2001 and 2000, respectively.

     Maturities on time deposits of $100,000 or more at December 31, 2001 are as follows:

Within three months                                    $1,181
Beyond three but within six months                      3,580
Beyond six but within twelve months                     1,382
Beyond one year                                         1,326
                                                       ------

          Total                                        $7,469
                                                       ======

7.   SHORT-TERM BORROWINGS

     The outstanding balances and related information of short-term borrowings which includes securities sold under agreements to repurchase, are summarized as follows:

                                                            2001        2000
                                                           ------      ------

Balance at year-end                                        $4,085      $2,235
Average balance outstanding                                 5,726         882
Maximum month-end balance                                   8,022       2,618
Weighted-average rate at year-end                            2.03%       6.52%
Weighted-average rate during the year                        3.55%       6.46%

     Average balances outstanding during the year represent daily average balances, and average interest rates represent interest expense divided by the related average balance.

     Investment securities with a carrying value of $8,072 and $2,236 at December 31, 2001 and 2000, respectively, were pledged as collateral for these borrowings.

8.   OTHER BORROWINGS

     Other borrowings are summarized as follows:

                           Maturity
Description                  Date      Amount    Rate
-----------------------    --------    ------    -----

FHLB fixed-rate advance    02/22/04    $1,000    5.47%
FHLB fixed-rate advance    03/21/06     1,000    5.35%
FHLB mortgage matched      10/04/11       994    4.99%
FHLB convertible 10/5      10/04/11     2,000    3.97%
FHLB convertible 10/5      11/09/11     1,000    4.32%
                                       ------
                                        5,994
Note payable                               15
                                       ------
                                       $6,009
                                       ======

     Borrowing capacity consists of credit arrangements with the FHLB of Cincinnati. FHLB borrowings are subject to annual renewal, incur no service charges, and are secured by a blanket security agreement on certain investment and mortgage-backed securities, outstanding residential mortgages, and the Bank's investment in FHLB stock. As of December 31, 2001, the Bank's maximum borrowing capacity with the FHLB was approximately $6.7 million.

9.   INCOME TAXES

          The provision for federal income taxes consists of:

                             2001   2000   1999
                             ----   ----   ----

Current payable              $162   $193   $342
Deferred                       31    112    16
                             ----   ----   ----

          Total provision    $193   $305   $358
                             ====   ====   ====

     The tax effects of deductible and taxable temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                2001       2000
                                                               -----      -----
Deferred tax assets
     Unrealized loss on available for sale securities          $  --      $  51
     Allowance for loan losses                                   182        182
     Accrued expenses and employee benefits                      187        171
     Other                                                        --         33
                                                               -----      -----
              Deferred tax assets                                369        437
                                                               -----      -----

Deferred tax liabilities:
     Unrealized gain on available for sale securities            (54)        --
     Premises and equipment                                      (29)       (41)
     Investment discount's accretion                              (1)        (5)
     Other                                                       (30)        --
                                                               -----      -----
              Deferred tax liabilities                          (114)       (46)
                                                               -----      -----

Net deferred tax assets                                        $ 255      $ 391
                                                               =====      =====

     The reconciliation between the federal statutory rate and the BanCorp's effective consolidated income tax rate is as follows:

                               2001               2000               1999
                         ----------------   ----------------   ----------------
                                  % of               % of                % of
                                  Pre-tax            Pre-tax            Pre-tax
                         Amount   Income    Amount   Income    Amount   Income
                         ------   -------   ------   -------   ------   -------

Provision at statutory
   rate                   $ 393    34.0%    $ 405     34.0%      486    $ 34.0%
Tax exempt interest        (106)   (9.2)      (96)    (8.0)     (113)     (7.8)
Life insurance income       (43)   (3.7)      (43)    (3.6)      (44)     (3.0)
Other                       (51)   (4.4)       39      3.3        29       1.8
                          -----    ----     -----     ----     -----    ------

Actual tax expense
  and effective rate      $ 193    16.7%    $ 305     25.7%    $ 358    $ 25.0%
                          =====    ====     =====     ====     =====    ======

10.  EMPLOYEE BENEFITS

     Savings Plan
     ------------

     The Bank maintains a 401(k) retirement savings plan, with all employees eligible for inclusion in the plan. Participants may make salary savings contributions up to 15% of their compensation, a portion of which will be matched by the Bank. Additional contributions to the Plan may be made at the discretion of the Board of Directors based upon earnings of the Bank. Contributions by the Bank charged to operations were $68, $65 and $57 for the years ended December 31, 2001, 2000 and 1999, respectively.

     Directors Retirement
     --------------------

     The BanCorp maintains a directors retirement plan which provides that any director with 15 years of continuous service will receive an annual retirement benefit equal to that director's board fees in the year before retirement. The annual retirement benefit will be paid for 15 years. In 1999, the plan was amended to provide for pro rata benefits for any director who is unable to satisfy the 15 years of continuous service requirement due to the mandatory director's retirement provision upon reaching 70 years of age. The Bank has purchased individual life insurance contracts with respect to this program. The Bank is the owner and beneficiary of the insurance contracts. The expense charged to operations was $30 in 2001, $23 in 2000, and $31 in 1999.

     Executive Compensation
     ----------------------

     The BanCorp and the Bank also entered into a Salary Continuation Agreement (the "Agreement") with their President. The Agreement provides that the BanCorp and the Bank will be obliged to continue to pay the president or his designated beneficiary(ies) for a period of 15 years following his retirement, death or disability or following a change in control of BanCorp. A benefit is also paid if he terminates employment (other than by discharge for cause) before he attains the age of 65. In that event, the amount of the benefit depends upon his years of service. The BanCorp has purchased an individual life insurance contract with respect to this program. The BanCorp is the owner and beneficiary of the insurance contract. The President is a general creditor of the BanCorp with respect to this benefit. The expense charge to operations was $56 in 2001, $40 in 2000, and $35 in 1999.

     Postretirement Benefits
     -----------------------

     The Bank sponsors a non-contributory postretirement plan providing health care coverage. The Bank's funding policy is to contribute as billed with their normal health care plan. For 2001, 2000, and 1999, the aggregate contributions were $28, $25, and $23, respectively.

     The following table sets forth the plan's funded status at December 31, 2001 and 2000:

                                                    2001    2000
                                                    -----   -----
Accumulated postretirement benefit obligation:
   Retirees                                         $ 236   $ 232
   Other active plan participants                      60      44
                                                    -----   -----
                                 Total                296     276

Plan assets at fair value                              --      --
                                                    -----   -----
Accumulated postretirement benefit
   obligation in excess of plan assets                296     276
Unrecognized net gain (loss) from past experience
   different from that assumed and effects
   of any changes in assumptions                       (3)     20
Unrecognized transition obligation,
   net of amortization                               (114)   (122)
                                                    -----   -----
Accrued postretirement cost                         $ 179   $ 174
                                                    =====   =====

     -----------------------

     Postretirement expense for 2001, 2000 and 1999 includes the following components:

                                        2001   2000   1999
                                        ----   ----   ----
Service cost                             $ 6    $ 5    $ 5
Interest cost                             19     19     20
Amortization of transition obligation      9      9      9
                                         ---    ---    ---

Total                                    $34    $33    $34
                                         ===    ===    ===

     For measurement purposes a 10% and 8% annual rate of increase in the per capita of covered health care benefits for those under and over 65, respectively, was assumed for 2001 and 2000. The rate was assumed to decrease gradually to 6% at 2013 and remain at that level thereafter.

     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5%.

     Stock Option Plan
     -----------------

     The BanCorp has a fixed director and employee stock-based compensation plan. Under the plan, the BanCorp may grant options for up to 65,004 shares of common stock. The exercise price for the purchase of shares subject to a stock option may not be less than 100% of the fair market value of the shares covered by the option on the date of the grant. The term of stock options will not exceed 10 years from the date of grant.

     The following table presents share data related to the outstanding options:

                                    Weighted-            Weighted-
                                     average              average
                                    Exercise             Exercise
                            2001      Price      2000      Price
                           ------   ---------   ------   ---------
Outstanding, January 1     56,850    $ 23.69    57,650    $ 23.52
Granted                     2,500      22.40     2,800      28.50
Exercised                      --         --    (2,360)     22.00
Forfeited                    (640)     22.87    (1,240)     27.04
                           ------               ------
Outstanding, December 31   58,710    $ 23.69    56,850    $ 23.69
                           ======               ======
Exercisable at year-end    35,296    $ 23.06    23,430    $ 22.73
                           ======               ======

     -----------------

     The following table summarizes the characteristics of stock options at December 31, 2001:

                                   Outstanding               Exercisable
                        -------------------------------   -----------------
                                 Contractual   Average             Average
             Exercise              Average     Exercise            Exercise
Grant Date    Price     Shares      Life        Price     Shares    Price
----------   --------   ------   -----------   --------   ------   --------
 04/23/97    $ 22.00    24,490      5.31        $22.00    19,592   $ 22.00
 03/03/98      22.00    15,880      6.21         22.00     9,528     22.00
 03/24/99      28.00    14,540      7.23         28.00     5,816     28.00
 01/18/00      28.50     1,800      8.05         28.50       360     28.50
 07/01/01      22.40     2,000      9.50         22.40        --        --
                        58,710                  $23.69    35,296   $ 23.06

     The BanCorp accounts for the Plan under provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under this Opinion, no compensation expense has been recognized with respect to the Plan because the exercise price of the BanCorp's employee stock options equals the market price of the underlying stock on the grant date.

     For purposes of computing pro forma results, the BanCorp estimated the fair values of stock options using the Black-Scholes option pricing model. The model requires the use of subjective assumptions which can materially affect fair value estimates. Therefore, the pro forma results are estimates of results of operations as if compensation expense had been recognized for the stock option plans. The fair value of each stock option granted was estimated using the following weighted-average assumptions for grants in 2001: (1) expected dividend yield was two percent; (2) risk-free interest rate of 5.34 percent; (3) expected volatility of 7.71 percent; and (4) expected lives of options of ten years.

                                          2001    2000    1999
                                         -----   -----   ------

Net income applicable to common stock:
     As reported                         $ 963   $ 886   $1,071
     Pro forma                             911     876    1,060
Basic net income per common share:
     As reported                          1.62   $1.44   $ 1.70
     Pro forma                            1.53    1.42     1.68
Diluted net income per common share:
     As reported                         $1.60   $1.42   $ 1.67
     Pro forma                            1.52    1.40     1.65

11.  COMMITMENTS

          In the normal course of business, there are various outstanding commitments and certain contingent liabilities which are not reflected in the accompanying consolidated financial statements. These commitments and contingent liabilities represent financial instruments with off-balance sheet risk. The contract or notional amounts of those instruments reflect the extent of involvement in particular types of financial instruments which were comprised of the following:

                                                           2001      2000
                                                          ------    ------
Commitments to extend credit                              $5,808    $4,175
Standby letters of credit                                    609       609
                                                          ------    ------

          Total                                           $6,417    $4,784
                                                          ======    ======

     The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The same credit policies are used in making commitments and conditional obligations as for on-balance sheet instruments. Generally, collateral is not required to support financial instruments with credit risk. The terms are typically for a one-year period with an annual renewal option subject to prior approval by management.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. These commitments are comprised primarily of available commercial and personal lines of credit. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.

     The exposure to loss under these commitments is limited by subjecting them to credit approval and monitoring procedures. Substantially all commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of the loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future funding requirements.

12.  REGULATORY RESTRICTIONS

     Restriction on Cash and Due From Banks
     --------------------------------------

     The Bank is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The required reserve at December 31, 2001 and 2000, was $686,000 and $736,000 respectively.

     Loans
     -----

     Federal law prevents the BanCorp from borrowing from the Bank unless the loans are secured by specific obligations. Further, such secured loans are limited in amount of ten percent of the Bank's common stock and capital surplus.

     Dividends
     ---------

     The Bank is subject to a dividend restriction which generally limits the amount of dividends that can be paid by an Ohio state-chartered bank. Under the Ohio Banking Code, cash dividends may not exceed net profits as defined for that year combined with retained net profits for the two preceding years less any required transfers to surplus. Under this formula, the amount available for payment of dividends in 2002 is $208 plus 2002 profits retained up to the date of the dividend declaration.

13.  REGULATORY CAPITAL

     Federal regulations require the BanCorp and the Bank to maintain minimum amounts of capital. Specifically, each is required to maintain certain minimum dollar amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average total assets.

     In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") established five capital categories ranging from "well capitalized" to "critically undercapitalized." Should any institution fail to meet the requirements to be considered "adequately capitalized," it would become subject to a series of increasingly restrictive regulatory actions.

     As of December 31, 2001 and 2000, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based, and Tier 1 Leverage capital ratios must be at least ten percent, six percent, and five percent, respectively.

     The BanCorp's actual capital ratios are presented in the following table which shows the BanCorp met all regulatory capital requirements. The capital position of the Bank does not differ significantly from the BanCorp's.

                                         2001              2000
                                    ---------------   --------------
                                     Amount   Ratio   Amount   Ratio
                                    -------   -----   ------   -----
Total Capital
(to Risk-weighted Assets)
-------------------------

Actual                              $12,978   18.09%  12,438   19.70%
For Capital Adequacy Purposes         5,741    8.00    5,058    8.00
To Be Well Capitalized                7,176   10.00    6,323   10.00

Tier I Capital
(to Risk-weighted Assets)
-------------------------

Actual                              $12,070   16.82%$ 11,639   18.40%
For Capital Adequacy Purposes         2,870    4.00    2,529    4.00
To Be Well Capitalized                4,306    6.00    3,794    6.00

Tier I Capital
(to Average Assets)
-------------------

Actual                              $12,070   10.77%$   11,639   11.50%
For Capital Adequacy Purposes         4,482    4.00      4,038    4.00
To Be Well Capitalized                5,603    5.00      5,047    5.00

14.  FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

The estimated fair value of the BanCorp's financial instruments at December 31, are as follows:

                                            2001                   2000
                                    --------------------    --------------------
                                    Carrying      Fair      Carrying    Fair
                                      Value       Value      Value      Value
                                    --------    --------    --------   ---------

Financial assets:
     Cash and due from banks        $  3,659    $  3,659     $ 3,685   $ 3,685

     Federal funds sold                3,000       3,000       1,200     1,200

     Investment securities            33,989      33,989      27,545
         available for sale                                             27,545
                                      59,539      59,920      61,183
     Net loans                                                          60,517

     Regulatory stock                    452         452         426       426

     Bank owned life insurance         2,607       2,607       2,489     2,489

     Accrued interest receivable         803         803         750       750
                                    --------    --------     -------   -------
                 Total              $104,049    $104,430     $97,278   $96,612
                                    ========    ========     =======   =======

Financial liabilities:
     Deposits                       $ 85,753    $ 86,767     $84,927   $85,179

     Short-term borrowings
                                       4,085       4,085       2,235     2,235
     Other borrowings
                                       6,009       6,009          23        23
     Accrued interest payable
                                       1,278       1,278         942       942
                                    --------    --------     -------   -------
                 Total              $ 97,125    $ 98,139     $88,127   $88,379
                                    ========    ========     =======   =======

     Financial instruments are defined as cash, evidence of ownership interest in an entity, or a contract which creates an obligation or right to receive or deliver cash or another financial instrument from/to a second entity on potentially favorable or unfavorable terms.

     Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties other than in a forced liquidation sale. If a quoted market price is available for a financial instrument, the estimated fair value would be calculated based upon the market price per trading unit of the instrument.

     If no readily available market exists, the fair value estimates for financial instruments should be based upon management's judgment regarding current economic conditions, interest rate risk, expected cash flows, future estimated losses, and other factors as determined through various option pricing formulas or simulation modeling. As many of these assumptions result from judgments made by management based upon estimates which are inherently uncertain, the resulting estimated fair values may not be indicative of the amount realizable in the sale of a particular financial instrument. In addition, changes in assumptions on which the estimated fair values are based may have a significant impact on the resulting estimated fair values.

     As certain assets such as deferred tax assets and premises and equipment are not considered financial instruments, the estimated fair value of financial instruments would not represent the full value of the BanCorp.

     The BanCorp employed simulation modeling in determining the estimated fair value of financial instruments for which quoted market prices were not available based upon the following assumptions:

     Cash and Due from Banks, Federal Funds Sold, Regulatory Stock, Accrued
     ----------------------------------------------------------------------
     Interest
     --------

     Receivable, Accrued Interest Payable, and Short-term Borrowings
     ---------------------------------------------------------------

          The fair value is equal to the current carrying value.

     Bank Owned Life Insurance
     -------------------------

     The fair value is equal to the cash surrender value of the life insurance policies.

     Investment Securities
     ---------------------

     The fair value of investment securities available for sale and held to maturity is equal to the available quoted market price. If no quoted market price is available, fair value is estimated using the quoted market price for similar securities.

     Loans, Deposits, and Other Borrowings
     -------------------------------------

     The fair value of loans, certificates of deposit, and other borrowings is estimated by discounting the future cash flows using a simulation model which estimates future cash flows and constructs discount rates that consider reinvestment opportunities, operating expenses, noninterest income, credit quality, and prepayment risk. Demand, savings, and money market deposit accounts are valued at the amount payable on demand as of year-end.

     Commitments to Extend Credit
     ----------------------------

     These financial instruments are generally not subject to sale, and estimated fair values are not readily available. The carrying value, represented by the net deferred fee arising from the unrecognized commitment or letter of credit, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure. The contractual amounts of unfunded commitments and letters of credit are presented in Note 11.

15.  PARENT COMPANY

     Following are condensed financial statements for the BanCorp.

                             CONDENSED BALANCE SHEET

                                                             December 31,
                                                          2001         2000
                                                        -------       -------
ASSETS
    Cash and due from banks                             $    32       $     7
    Investment securities available for sale                 86           191
    Investment in subsidiary bank                        12,024        11,537
    Other assets                                             38            41
                                                        -------       -------

TOTAL ASSETS                                            $12,180       $11,776
                                                        =======       =======

TOTAL LIABILITIES                                       $     1       $    --

STOCKHOLDERS' EQUITY                                     12,179        11,776

                                                        -------       -------
TOTAL LIABILITES AND STOCKHOLDERS' EQUITY               $12,180       $11,776
                                                        =======       =======

                          CONDENSED STATEMENT OF INCOME

                                                         Year Ended December 31,
                                                         2001     2000      1999
                                                         ----    ------    ------
INCOME
    Dividends from subsidiary bank                       $677    $  969    $  920
    Dividend income                                         5         6         4
    Investment securities gains, net                       40        19         -
    Other income                                            3        12         -
                                                         ----    ------    ------
         Total income                                     725     1,006       924

EXPENSES
    Professional fees                                      33        31        44
    Other                                                  15        15        14
                                                         ----    ------    ------
             Total expenses                                48        46        58

Income before tax benefit and equity in undistributed
  net income of subsidiary                                677       960       866
Income tax benefit                                          1         3        19
Equity in undistributed net income
  of subsidiary                                           285      (77)       186
                                                         ----    ------    ------

NET INCOME                                               $963    $  886    $1,071
                                                         ====    ======    ======

                        CONDENSED STATEMENT OF CASH FLOWS

                                                         Year Ended December 31,
                                                         2001      2000      1999
                                                        ------    ------    ------
OPERATING ACTIVITIES
    Net income                                          $  963    $  886    $1,071
    Adjustments to reconcile net income to
    net cash provided by operating activities:
         Equity in undistributed net
           income of subsidiary                           (285)       77      (186)
         Investment securities gains, net                  (40)      (19)       --
         Other                                              --       (21)       --
                                                        ------    ------    ------
                  Net cash provided by
                    operating activities                   638       923       885
                                                        ------    ------    ------
INVESTING ACTIVITIES
     Investment securities available for sale:
         Proceeds from sales                               130        62        --
         Purchases                                          --       (73)     (133)
                                                        ------    ------    ------
                  Net cash provided by (used for)
                    Investing activities                   130       (11)     (133)
                                                        ------    ------    ------
FINANCING ACTIVITIES
    Purchase of treasury stock                            (361)     (570)     (385)
    Proceeds from stock option exercise                     --        52        23
    Cash dividends                                        (382)     (394)     (385)
                                                        ------    ------    ------
                  Net cash used for financing
                     activities                           (743)     (912)     (747)
                                                        ------    ------    ------
                  Increase in cash                          25        --         5

CASH AT BEGINNING OF YEAR                                    7         7         2
                                                        ------    ------    ------
CASH AT END OF YEAR                                     $   32    $    7    $    7
                                                        ======    ======    ======

                                    PART III

ITEM 9. Directors and Executive Officers of the Registrant

     The information set forth under the caption "FIRST PROPOSAL- ELECTION OF DIRECTORS", pages 2 and 3, of the Proxy Statement of the Holding Company and the information under the caption "SECTION 16(a) Beneficial Ownership Reporting Compliance" on page 14 of the Proxy Statement filed February 27, 2002, with the United States Securities and Exchange Commission are incorporated by reference herein.

ITEM 10. Executive Compensation

     The information set forth under the captions "DIRECTOR COMPENSATION", pages 4 through 5 and "EXECUTIVE COMPENSATION", pages 7 through 12, of the Proxy Statement of the Holding Company filed February 27, 2002, with the United States Securities and Exchange Commission is incorporated by reference herein.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

     The information set forth under the caption "VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF" on page 2 of the Proxy Statement of the Holding Company filed February 27, 2002, with the United States Securities and Exchange Commission is incorporated by reference herein.

ITEM 12. Certain Relationships and Related Transactions

     The information required by this item is incorporated herein by reference to the section captioned "CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS" in the Proxy Statement.

ITEM 13. Exhibits and Reports on Form 8-K

(a) Listed below are all financial statements and exhibits filed as part of this report.

     (1) The consolidated balance sheets of FC Banc Corp and subsidiary as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the two years ended December 31, 2001 and 2000, together with the related notes and the independent auditors' report of S.R. Snodgrass, A.C. independent certified public accountants for the year ended December 31, 2001.

     (2)  Schedules omitted as they are not applicable.

     (3) Item 601 of Regulation S-B calls for the following exhibits to Form 10-KSB where applicable;

                                                                       Complied
                                                                         With   Where
                                                                       Yes  N/A        Disclosed
                                                                       ---  ---        ---------
     4. Plan of acquisition, reorganization, arrangement,
     Liquidation, or succession                                                  X
                                                                       ------          ----------
     3(I). Articles of incorporation                                             X
                                                                       ------          ----------
     3(II). By-laws                                                              X
                                                                       ------          ----------
     4. Instruments defining the rights of holders,
     including debentures                                                        X
                                                                       ------          ----------
     9. Voting Trust Agreement                                                   X
                                                                       ------          ----------
     10. Material Contracts                                                      X
                                                                       ------          ----------
     11. Statement re: computation of per share earnings                 X               Note 2
                                                                                ----
     13. Annual Report to security holders                               X
                                                                                ----   ----------
     16. Letter on change in certifying accountant                               X
                                                                       ------          ----------
     18. Letter on change in accounting principles                               X
                                                                       ------          ----------
     21. Subsidiaries of the small business issuer                               X
                                                                       ------          ----------
     22. Published report regarding matters submitted to vote                    X
                                                                       ------          ----------
     23. Consents of experts and counsel
                                                                       ------   ----   ----------
     24. Power of Attorney                                                       X
                                                                       ------          ----------

(b)
--------------------------------------------------------------------------------

02/19/02   Other Events and Regulation FD Disclosure

10/02/01   Change in certifying accountant

                                   SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FC BANC CORP.


/s/ Coleman Clougherty
-----------------------------------------
Coleman Clougherty
Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of this registrant and in the capacities on the dates indicated.


/s/ Robert D. Hord                           /s/ David G. Dostal
-----------------------------------------      -------------------------
Robert D. Hord, Chairman                     David G. Dostal, Director

March 27, 2002                               March 27, 2002
-----------------------------------------      -------------------------
Date                                         Date


/s/ Charles W. Kimerline                     /s/ Patrick J. Drouhard
-----------------------------------------      -------------------------
Charles W. Kimerline, Director             Patrick J. Drouhard, Director

March 27, 2002                               March 27, 2002
-----------------------------------------      -------------------------
Date                                         Date


/s/ Terry L. Gernert                         /s/ John O. Spreng, Jr.
-----------------------------------------      -------------------------
Terry L. Gernert, Director                 John O. Spreng, Jr., Director

March 27, 2002                               March 27, 2002
-----------------------------------------      -------------------------
Date                                         Date


/s/ Samuel J. Harvey                         /s/ Joan C. Stemen
-----------------------------------------      -------------------------
Samuel J. Harvey, Director                   Joan C. Stemen, Director

March 27, 2002                               March 27, 2002
-----------------------------------------      -------------------------
Date                                         Date


/s/ Coleman Clougherty                       /s/ Jeffrey Wise
-----------------------------------------      -------------------------
Coleman Clougherty, CEO                      Jeffrey Wise
                                             Principal Financial Officer
                                             Principal Accnting Officer

March 27, 2002                               March 27, 2002
-----------------------------------------      -------------------------
Date                                         Date

Exhibit A Proxy Statement