Form 10QSB
period 2002-03-31
FC BANC CORP
filed 2002-05-15
CIK 893539

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED MARCH 31, 2002.
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     __________ TO __________

                      Commission file number  - 33-53596
                                 FC BANC CORP.
    ----------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                OHIO                                  34-1718070
   -------------------------------        -----------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

   Farmers Citizens Bank Building,
   105 Washington Square
   Box 567, Bucyrus, Ohio                                44820-0567
   -------------------------------------                 ----------
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

As of April 30, 2002, 579,862 shares of Common Stock of the Registrant were outstanding. There were no preferred shares outstanding.

                                 FC BANC CORP.
                                 BUCYRUS, OHIO
                                  FORM 10-QSB

                                     INDEX

==================================================================================================================
                                                                                                       Page Number
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)
          Consolidated Balance Sheets                                                                         3
          March 31, 2002 and December 31, 2001

          Consolidated Statements of Income                                                                   4
          Three months ended March 31, 2002 and 2001

          Consolidated Statement of Comprehensive Income                                                      5
          Three Months Ended March 31, 2002 and 2001

          Consolidated Statements of Changes in
          Shareholders' Equity -- Three months ended March 31, 2002                                           6
          and year ended December 31, 2001

          Consolidated Statement of Cash Flows                                                                7
          Three months ended March 31, 2002 and 2001

          Notes to Unaudited Consolidated Financial Statements                                                8
          March 31, 2002 and December 31, 2001

Item 2.   Management's Discussion and Analysis of Financial                                                  10
          Condition and Results of Operations

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                                                  16

Item 2.   Changes in Securities                                                                              16

Item 3.   Defaults upon Senior Securities                                                                    16

Item 4.   Submission of Matters to a Vote of Security Holders                                                16

Item 5.   Other Information                                                                                  17

Item 6.   Exhibits and Reports on Form 8-K                                                                   17

Signatures                                                                                                   18

                              FC BANC CORP, INC.
                                 BUCYRUS, OHIO
                    CONSOLIDATED BALANCE SHEETS (Unaudited)


                                                                                        (Dollars in thousands)
                                                                                    At March 31,       At December 31,
                                                                                 ------------------  --------------------
                                                                                        2002                  2001
                                                                                      --------              --------
ASSETS
Cash and cash equivalents:
 Cash and amounts due from banks                                                      $  2,961              $  3,659
 Federal Funds Sold                                                                      2,300                 3,000
                                                                                      --------              --------
     Total cash and cash equivalents                                                     5,261                 6,659

Investment securities, available-for-sale                                               35,106                33,989

Loans                                                                                   61,151                61,038
Allowance for loan losses                                                               (1,315)               (1,499)
                                                                                      --------              --------
     Net Loans                                                                          59,836                59,539

Premises and equipment                                                                   5,623                 4,575
Accrued interest and other assets                                                        4,678                 4,799
                                                                                      --------              --------

     TOTAL ASSETS                                                                     $110,504              $109,561
                                                                                      ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
 Noninterest-bearing                                                                    12,095                12,718
 Interest-bearing                                                                       74,492                73,035
                                                                                      --------              --------

     Total deposits                                                                     86,587                85,753

Short-term borrowings                                                                    4,268                 4,085
Other borrowings                                                                         5,988                 6,009
Accrued interest and other liabilities                                                   1,821                 1,535
                                                                                      --------              --------

     TOTAL LIABILITIES                                                                  98,664                97,382

SHAREHOLDERS' EQUITY
Common shares, no par value; 4,000,000 shares
 authorized; 665,632 shares issued                                                         832                   832
Additional paid-in capital                                                               1,366                 1,366
Retained earnings                                                                       11,765                11,793
Treasury shares, at cost; 85,770 and 75,478                                             (2,137)               (1,921)
Accumulated other comprehensive income                                                      14                   109
                                                                                      --------              --------

     TOTAL SHAREHOLDERS' EQUITY                                                         11,840                12,179
                                                                                      --------              --------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $110,504              $109,561
                                                                                      ========              ========

---------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements

                              FC BANC CORP, INC.
                                 BUCYRUS, OHIO
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                                                        (Dollars in thousands)
                                                                                    3 Months Ended    3 Months Ended
                                                                                        March 31,        March 31,
                                                                                    ---------------   --------------
                                                                                           2002            2001
                                                                                          ------          ------
INTEREST INCOME
Interest and fees on loans                                                                $1,233           $1,348
Interest and dividends on investment securities                                              399              379
Interest on federal funds sold                                                                15               52
                                                                                          ------           ------

 TOTAL INTEREST INCOME                                                                     1,647            1,779

INTEREST EXPENSE
Interest on deposits                                                                         450              731
Interest on borrowed funds                                                                    88               51
                                                                                          ------           ------

 TOTAL INTEREST EXPENSE                                                                      538              782
                                                                                          ------           ------

 NET INTEREST INCOME                                                                       1,109              997
Provision for loan losses                                                                      0                0
                                                                                          ------           ------

 NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                                                       1,109              997

OTHER INCOME
Service charges                                                                              139              140
Bank Owned Life Insurance Earnings                                                            32               32
Investment Securities gains (losses),net                                                       2               12
                                                                                          ------           ------

 TOTAL OTHER INCOME                                                                          173              184

OTHER EXPENSES
Salaries and employee benefits                                                               802              427
Net occupancy and equipment expenses                                                         138              177
Legal and professional                                                                        48               40
State taxes                                                                                   38               38
Other expenses                                                                               212              178
                                                                                          ------           ------

 TOTAL OTHER EXPENSES                                                                      1,238              926
                                                                                          ------           ------

 NET INCOME BEFORE FEDERAL INCOME TAX EXPENSE                                                 44              255
Federal income tax expense (benefit)                                                         (21)              60
                                                                                          ------           ------

 NET INCOME                                                                               $   65           $  195
                                                                                          ======           ======

EARNINGS PER SHARE:

Earnings per common share - basic                                                          $0.11            $0.32
Earnings per common share - diluted                                                        $0.11            $0.32

--------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements

                               FC BANC CORP, INC.
                                 BUCYRUS, OHIO
          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


(dollars in thousands)                                        Three Months Ended March 31
                                                                     2002      2001
                                                                     ----      ----
Net Income                                                            $  65    $195

Other Comprehensive Income:

Unrealized Losses (gains) on available for sale securities            $(144)   $ 29
Less: Reclassification adjustment for gain included in net income         0       0
                                                                      -----    ----

Other Comprehensive Income before tax                                  (144)     29

Income tax Expense related to other comprehensive income               ( 49)     10
                                                                      -----    ----

Other comprehensive income, net of tax                                  (95)     19
                                                                      -----    ----

Comprehensive Income                                                    (30)    214


See accompanying notes to the unaudited consolidated financial statements

                               FC BANC CORP, INC.
                                 BUCYRUS, OHIO
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY

                                                                            Accumulated
                                                   Additional               Other                      Total
                                          Common   paid-in     Retained     Comprehensive   Treasury   Stockholders   Comprehensive
                                          Stock    capital     Earnings     Income(loss)    Stock      Equity         Income
                                         ------------------------------------------------------------------------------------------
                                                                           (Dollars in thousands)


Balances at December 31, 2000               832     1,366       11,212           (74)        (1,560)     11,776
Net Income                                                         963                                      963            963
Other comprehensive income:
 Unrealized gain on available for sale
  Securities, net of reclassification
  Adjustment, net of taxes of $95                                                183                        183            183
                                                                                                                        ------
Comprehensive Income                                                                                                     1,146
Cash Dividends ($.64 per share)                                   (382)                                    (382)
Purchase of treasury stock                                                                     (361)       (361)
                                           ----------------------------------------------------------------------
Balances at December 31, 2001               832     1,366       11,793           109         (1,921)     12,179

Net Income                                                          65                                       65             65
Other comprehensive income:
 Unrealized gain on available for sale
  Securities, net of reclassification
  Adjustment, net of taxes of $49                                                (95)                       (95)           (95)
                                                                                                                        ------
Comprehensive Income                                                                                                       (30)
Cash Dividends ($.16 per share)                                    (93)                                     (93)
Purchase of treasury stock                                                                     (216)       (216)
                                           ----------------------------------------------------------------------
Balances at March 31, 2002                  832     1,366       11,765            14         (2,137)     11,840

Components of comprehensive income loss:                                        2002
                                                                                ----
 Change in net unrealized gain(loss)
 On investments available for sale                                             $ (94)
 Realized (gains) losses included in net income,
   Net of taxes of $1                                                             (1)
                                                                               -----
Total                                                                            (95)

See accompanying notes to unaudited consolidated financial statements

                               FC BANC CORP, INC.
                                 BUCYRUS, OHIO
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                    (Dollars in thousands)
                                                                              3 Months Ended       3 Months Ended
                                                                                  March 31            March 31
                                                                              --------------       --------------
                                                                                   2002                  2001
                                                                                  ------                ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                            65                   195
Adjustments to reconcile net income to net cash
 Provided by operating activities:
    Investments Gain (Losses), net                                                     2                     0
    Provision for loan losses                                                          0                     0
    Income accrued on life insurance contracts                                       (29)                  (32)
    Depreciation                                                                      47                    82
    Deferred income taxes                                                             78                     0
    Investment securities amortization (accretion), net                               21                    16
    Purchase of loans                                                                  0                  (526)
    Net change in:
          Accrued interest receivable                                                (38)                   11
          Accrued interest payable                                                   (16)                  (29)
          Other assets                                                              (266)                  (50)
          Other liabilities                                                          302                   117
                                                                                  ------                ------
 Net cash provided by (used in) operating activities                                 166                  (216)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale                                        (6,030)               (3,151)
Proceeds from Sales of Securities                                                  3,054                     0
Proceeds from maturities of securities available-for-sale                          2,070                 4,549
Net increase in loans                                                               (297)                 (375)
Purchase of premises and equipment                                                (1,048)                 (200)
                                                                                  ------                ------
 Net cash provided by (used in)  investing activities                             (2,251)                  823

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in:
 Noninterest-bearing, interest bearing, demand, and savings deposits                (623)               (1,692)
 Certificates of deposit                                                           1,457                   125
Net increase in short-term borrowed funds                                            183                 2,903
Proceeds from long-term FHLB advances                                                  0                 2,000
Payments on long-term debts                                                          (21)                   (2)
Exercise of stock options                                                              0                     0
Purchase of treasury stock                                                          (216)                 (127)
Cash dividends paid                                                                  (93)                  (96)
                                                                                  ------                ------
 Net cash (used in)  financing activities                                            687                 3,111
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (1,398)                3,718
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   6,659                 4,885
                                                                                  ------                ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         5,261                 8,603
                                                                                  ======                ======
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest                                             538                   782
Cash paid during the period for income taxes                                         100                     0

                                 FC BANC CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands except per share amounts)

                      March 31, 2002 and December 31, 2001
                                  (Unaudited)

================================================================================

NOTE 1.  BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of FC Banc Corp.'s ("Company" or "Bancorp") financial position as of March 31, 2002, and December 31, 2001, and the results of operations for the three months ended March 31, 2002 and 2001, and the cash flows for the three months ended March 31, 2002 and 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results which may be expected for the entire fiscal year.


NOTE 2   RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, Business Combinations, effective for all business combinations initiated after June 30, 2001, as well as all business combinations accounted for by the purchase method that are completed after June 30, 2001. The new statement requires that the purchase method of accounting be used for all business combinations and prohibits the use of the pooling-of-interests method. The adoption of Statement No. 141 did not have a material effect on the Company's financial position or results of operations.

In July 2001, the FASB issued FAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. The statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. However, the new statement did not amend FAS 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, which requires recognition and amortization of unidentified intangible assets relating to the acquisition of financial institutions or branches thereof. The FASB has decided to undertake a limited scope project to reconsider the provisions of FAS 72 in 2002. Therefore, the adoption of Statement No. 142 did not have a material effect on the Company's financial position or results of operations.

In August 2001, the FASB issued FAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount. The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations. The adoption of this statement, which is effective January 1, 2003, is not expected to have a material effect on the Company's financial statements.

In October 2001, the FASB issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 supercedes FAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. The adoption of this statement did not have a material effect on the Company's financial statements.

                                 FC BANC CORP.

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                (numbers in thousands except per share amounts)

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

General
     The Company is a bank holding company whose activities are primarily limited to holding the stock of The Farmers Citizens Bank, Bucyrus, Ohio ("Bank"). The Bank conducts a general banking business in north central Ohio that consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and non-residential purposes. The Bank's profitability is significantly dependent on net interest income that is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and interest received or paid on these balances. The level of interest rates paid or received by the Bank can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management control.

     Earnings per common share were computed by dividing net income by the weighted-average number of shares outstanding for the three-month periods ended March 31, 2002 and 2001.

     The consolidated financial information presented herein has been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing consolidated financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from such estimates.

                                 FC BANC CORP.
           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                (numbers in thousands except per share amounts)


     The Company is subject to regulation by the Board of Governors of the Federal Reserve System, which limits the activities in which the Company and the Bank may engage. The Bank is supervised by the State of Ohio, Division of Financial Institutions and its deposits are insured up to applicable limits under the Bank Insurance Fund (ABIF=) of the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of the Federal Reserve System and is subject to its supervision. The Company and the Bank must file with the U.S. Securities and Exchange Commission, the Federal Reserve Board and Ohio Division of Financial Institutions the prescribed periodic reports containing full and accurate statements of its affairs.

     The Bank has four banking offices located in Crawford, Morrow and Knox Counties, Ohio. The primary market area of the Bank is North Central Ohio, which includes Crawford, Morrow, Knox and contiguous counties. Throughout last year and the beginning of this year the bank has worked on two exhilarating construction projects. Construction is almost complete on our new main office in Bucyrus. Construction progress photos can be viewed on our website, www.farmerscitizensbank.com, so that you may follow the building progress.
---------------------------
Banking services will be available in our new facility on May 15, 2002, with Grand Opening festivities during the week of May 20-25, 2002. We believe that this building will allow us to better serve our customers, create a positive work environment for our employees, and demonstrates our true commitment to future growth and development in Bucyrus.

     Our second construction project began in November 2001 when we broke ground for our new Fredericktown office. Banking services will be available in this new facility on May 13,2002. Grand Opening festivities for this office will also be held during the week of May 20-25, 2002. Our First Class presence in Fredericktown continues to grow along with that community. We look forward to sharing the numerous amenities of both buildings with our shareholders, customers, and communities.


                         Changes in Financial Condition

     At March 31, 2002, the consolidated assets of the Company totaled $110.5 million, an increase of $0.9 million, or 0.82%, from $109.6 million at December 31, 2001. The increase in total assets resulted primarily from deposit growth of $0.8 million.

     Net loans receivable increased by $0.3 million, or 0.50%, to $59.8 million at March 31, 2002, compared to $59.5 million at December 31, 2001. Loans secured by real estate and consumer loans increased $0.2 million and $0.9 million, respectively. Based on the results from April of 2002, we expect significant loan growth in the second quarter.

     Investment securities increased by $1.1 million, or 3.24% to $35.1 million at March 31, 2002, compared to $34.0 million at December 31, 2001. The investment portfolio was used as a place to put excess liquidity.

                                 FC BANC CORP.

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                (numbers in thousands except per share amounts)


     Total cash and cash equivalents declined by $1.4 million to $5.3 million at March 31, 2002, compared to $6.7 million at December 31, 2001. The decline was attributable to the better cash controls, and overnight Federal Funds Sold being invested.

     Deposit liabilities increased by $0.8 million, or 0.93%, to $86.6 million at March 31, 2002, from $85.8 million at December 31, 2001. Money Market accounts, savings accounts, and certificates of deposits increased by $0.3 million, $0.8 million, and $1.3 million, respectively. NOW accounts and demand deposits declined by $1.0 million, and $0.6 million, respectively.

     Total shareholders' equity was $11.8 million at March 31, 2002 as compared to $12.2 million on December 31, 2001. During the first three months of 2002 shareholders equity decreased due to purchase of treasury shares of $0.2 million, a shareholders dividend of $0.1 million, and a decrease of $0.1 million in accumulated other comprehensive income. .

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

                                 FC BANC CORP.

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                (numbers in thousands except per share amounts)

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

     Qualitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined by the regulations), and Tier I capital to average assets (as defined). Management believes, as of March 31, 2002, that the Bank meets all of the capital adequacy requirements to which it is subject.

     As of December 31, 2001, the most recent notification from the FDIC, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as specified by the regulators. There are no conditions or events since the most recent notification that management believes have changed the Bank's prompt corrective action category.

     At March 31, 2002, FC Banc Corp. had approximately $0.8 million in commitments for capital expenditures, primarily for construction of the new main office in Bucyrus, and the new Fredericktown facility.

                                 FC BANC CORP.

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                (numbers in thousands except per share amounts)


                             Results of Operations

Comparison of Three Months Ended March 31, 2002 and 2001

     General. Net income decreased during the first quarter of 2002 as compared to the same three-month period ended March 31, 2001. Net income amounted to $65 thousand versus $195 thousand, a decrease of $130 thousand, or 66.7%. The decrease was primarily attributed to the accrued expense associated with the Board's decision to terminate the employment of its former President and CEO. On May 7, 2002, the Bank and its parent Company entered into an agreement and general release with Mr. G. Wildridge Holden. In consideration for Mr. Holden's signing an agreement releasing the Bank and the Company from any claim that he may have had in connection with his employment with the Company and the Bank, the Company agreed to pay Mr.Holden various amounts of money to extinguish previously existing contractual compensation entitlements with the Bank and the Company. The agreement and the release was signed by Mr. Holden on April 29, 2002, and became effective on May 7, 2002. The Company, however, accrued for the amounts due Mr. Holden under the agreement and general release signed by the Company, the Bank, and Mr. Holden is included as Exhibit 99.1 to this form 10-Q SB.

     Net Interest Income. Net interest income increased by $112 for the three months ended March 31, 2002 as compared to March 31, 2001. A decrease of $132 in interest income was offset by a decrease of $244 in interest expense. The bank has increased in average balances by over nine million dollars. The rate variance is positive because the average rate earned on earning assets has decreased by 115 basis points, but the cost of funds has decreased 132 basis points.

Interest Income. The decrease in the average rate earned on earning assets was the primary contributing factor to the decrease in interest income of $132, or 7.41%, for the three months ended March 31, 2002 compared to 2001. Loan interest and fee income decreased by $115 resulting primarily from a decrease in the average rate earned on loans of 62 basis points. Interest and dividends on investment securities increased by $20. Additional income earned from growth of the investment portfolio was partially offset by the decrease in the average rate earned. The portfolio grew by about $8 million and the average rate earned decreased by 160 basis points. This was a result of the many interest rate reductions in 2001. Also, income from federal funds sold decreased by $37 due to a 300 basis point decrease in average rate earned. This was also a result of the many rate changes in 2001.

                                 FC BANC CORP.

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                (numbers in thousands except per share amounts)


     Interest Expense. Interest expense on deposit liabilities decreased by $281, or 38.44% for the three months ended March 31, 2002, as compared to the same period in 2001. Total average deposits increased by $2.0 million comparing March 31, 2002, to 2001. In addition, average borrowings increased by $6.4 million at March 31, 2002 as compared to March 31, 2001. Comparing the first quarter of 2002 to the first quarter of 2001 the Bank's average cost of funds (including borrowings) for the first three months of 2001 was 2.23%, as compared to 3.55% for the same period in 2001.

     Provision for Loan Losses. The Bank recorded net chargeoffs of $184 thousand during the three months ended March 31, 2002, compared to net chargeoffs of $10 thousand during the same period in 2001. The majority of the charge-offs consisted of one loan, which was a residential real estate loan. Based upon continued strong credit quality the Bank recorded no provision for loan losses during the first quarter in 2002. Also, we recorded no provision in the first quarter of 2001. No provision was based upon the results of ongoing loan reviews and composition of the loan portfolio, primarily loans secured by one- to four-family residential properties and other forms of collateral, which are considered to have less risk.

     Non-Interest Income. Non-interest income decreased by $1, or 0.54%, to $183 thousand for the three months ended March 31, 2002, from $184 for the three months ended March 31, 2001. The Bank had a gain on sales of securities of $12 during the first quarter ending March 31, 2002, but had no gains in first quarter of 2001.

     Non-Interest Expense. Non-interest expense increased by $322, or 34.77%, to $1,248 for the three months ended March 31, 2002, from $926 in the comparable period in 2001. This increase was mostly attributable to the increase in salaries and employee benefits due to the expense associated with the termination of the former President and CEO. The other main expense variances were increases in computer services ($11, due to development of the internet banking), legal and professional fees ($8, due to fees associated with the above mentioned termination), and loss on sale of securities of $10. Depreciation expense has decreased by $35 year to date. All other non-interest expenses were consistent with the prior year.

     Income Taxes. The provision for income taxes decreased by $81 for the three months ended March 31, 2002, compared with the prior year, primarily as a result of lower taxable income for the quarter.

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

               Not Applicable


     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

               Not Applicable


     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               On March 27, 2002, the Corporation held its Annual Meeting of Shareholders.

               Two matters were submitted to the shareholders, for which the following votes were cast:

               1. Each of the three directors nominated were elected to terms of three (3) years expiring in 2005 by the following votes:

                  Patrick J. Drouhard      For: 359,524   Withheld:  20,310
                  Samuel J. Harvey         For: 359,524   Withheld:  20,310
                  Charles W. Kimerline     For: 367,636   Withheld:  12,198

               2. To ratify the appointment of S. R. Snodgrass as independent auditor of FC Banc Corp for the fiscal year ending
                  December 31, 2002.

                  For: 370,692  Against: 4,058  Abstain: 5,084

     ITEM 5 - OTHER INFORMATION

               Not Applicable

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

               Exhibit
               Number    Description

                99.1 Agreement and General Release by FC Banc Corp, The Farmers Citizens Bank, and G. Wildridge Holden effective as of May 7, 2002.

     Report under Form 8-K filed on February 19, 2002 announcing the termination of Mr. G. W. Holden as President, CEO, and Director of the Farmers Citizens Bank and FC Banc Corp

     Report under Form 8-K filed on March 27, 2002 announcing the Board authorization of the repurchase of up to 4.99% of FC Banc Corp's outstanding common stock.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                    FC BANC CORP.


Date  May 15, 2002                  /s/ Coleman Clougherty
      -----------------             -------------------------------
                                    Coleman Clougherty
                                    Interim Chief Executive Officer



Date  May  15, 2002                 /s/ Jeffrey Wise
      -----------------             -------------------------------
                                    Jeffrey Wise
                                    Principal Financial Officer