Form 10QSB/A
period 2002-03-31
FC BANC CORP
filed 2002-05-24
CIK 893539

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


                               EXPLANATORY NOTE

This Amendment to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, is being filed solely for the purpose of submitting Exhibit 99.1 which was inadvertently omitted, and renumbering Exhibit
99.2 which was incorrectly identified as Exhibit 99.1. Other than the aforementioned changes, all other information included in the initial filing is unchanged.

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

                99.2     Independent Accountant's Report

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


                                    FC BANC CORP.


Date  May 21, 2002                  /s/ Coleman Clougherty
      -----------------             -------------------------------
                                    Coleman Clougherty
                                    Interim Chief Executive Officer



Date  May 21, 2002                  /s/ Jeffrey Wise
      -----------------             -------------------------------
                                    Jeffrey Wise
                                    Principal Financial Officer