Form 10QSB
period 2002-06-30
FC BANC CORP
filed 2002-08-14
CIK 893539

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.
[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
      __________ TO __________

                        Commission File Number - 33-53596
                                  FC BANC CORP.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)

                   OHIO                               34-1718070
       --------------------------                  ------------------
      (State or other jurisdiction of     (I.R.S. Employer identification no.)
      Incorporation or organization)

      Farmers Citizens Bank Building,
      105 Washington Square
      Box 567, Bucyrus, Ohio                           44820-0567
      -------------------------------                  ----------
      (Address of principal executive offices)         (Zip code)

                                 (419) 562-7040
                               ----------------
                           (Issuer's telephone number)
                                       N/A
                                       ---

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No _____

As of August 9, 2002, 579,862 shares of Common Stock of the Registrant were outstanding. There were no preferred shares outstanding.

Transitional Small Business Disclosure Format (Check One)
Yes _____  No  X

                                  FC BANC CORP.
                                  BUCYRUS, OHIO
                                   FORM 10-QSB

                                      INDEX

================================================================================
                                                                  Page Number
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheet                                 3
            June 30, 2002 and December 31, 2001

            Consolidated Statement of Income                           4
            Three and six months ended June 30,2002 and 2001

            Consolidated Statement of Comprehensive Income             5
            Three and six months ended June 30, 2002 and 2001

            Consolidated Statement of Changes in
            Shareholders' Equity - Six months ended June 30, 2002      6
            and year ended December 31, 2001

            Consolidated Statement of Cash Flows                       7
            Six months ended June 30, 2002 and 2001

            Notes to Unaudited Consolidated Financial Statement        8
            June 30, 2002 and December 31, 2001

Item 2.     Management's Discussion and Analysis of Financial          11
            Condition and Results of Operations

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                          19

Item 2.     Changes in Securities                                      19

Item 3.     Defaults upon Senior Securities                            19

Item 4.     Submission of Matters to a Vote of Security Holders        19

Item 5.     Other Information                                          19

Item 6.     Exhibits and Reports on Form 8-K                           19

Signatures                                                             21

                               FC BANC CORP, INC.
                                  BUCYRUS, OHIO
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

-----------------------------------------------------------------------------------------------------------
                                                                               (Dollars in thousands)
                                                                           At June 30,      At December 31,
                                                                           ------------     ---------------
                                                                              2002               2001
                                                                            ---------          ---------
ASSETS
Cash and cash equivalents:
  Cash and amounts due from banks                                           $   3,002          $   3,659
  Federal funds sold                                                               --              3,000
                                                                            ---------          ---------
    Total cash and cash equivalents                                             3,002              6,659

Investment securities, available-for-sale                                      39,862             33,989

Loans                                                                          65,635             61,038
Allowance for loan losses                                                      (1,221)            (1,499)
                                                                            ---------          ---------
    Net Loans                                                                  64,414             59,539
                                                                            ---------          ---------

Premises and equipment                                                          6,785              4,575
Accrued interest and other assets                                               4,830              4,799
                                                                            ---------          ---------

    TOTAL ASSETS                                                            $ 118,893          $ 109,561
                                                                            =========          =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
  Noninterest-bearing                                                       $  11,662          $  12,718
  Interest-bearing                                                             75,454             73,035
                                                                            ---------          ---------

    Total deposits                                                             87,116             85,753

Short-term borrowings                                                           6,658              4,085
Other borrowings                                                               10,954              6,009
Accrued interest and other liabilities                                          1,700              1,535
                                                                            ---------          ---------

    TOTAL LIABILITIES                                                         106,428             97,382
                                                                            ---------          ---------
SHAREHOLDERS' EQUITY
Preferred stock of $25 par value; 750 shares authorized, no shares                 --                 --
 issued and outstanding
Common shares, no par value; 4,000,000 shares
 authorized; 665,632 shares issued                                                832                832
Additional paid-in capital                                                      1,366              1,366
Retained earnings                                                              12,119             11,793
Treasury shares, at cost; 85,770 and 75,478                                    (2,137)            (1,921)
Accumulated other comprehensive income                                            285                109
                                                                            ---------          ---------

    TOTAL SHAREHOLDERS' EQUITY                                                 12,465             12,179
                                                                            ---------          ---------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 118,893          $ 109,561
                                                                            =========          =========

--------------------------------------------------------------------------------
  See accompanying notes to unaudited consolidated financial statements

                                  FC BANC CORP.
                                  Bucyrus, Ohio
                   CONSOLIDATED STATEMENT OF INCOME (unaudited)

                                                         (Dollars in thousands, except per share)
                                                        Three Months                  Six Months
                                                            Ended                        Ended
                                                           June 30,                     June 30,
                                                     2002           2001          2002           2001
                                                    -------        -------       -------        -------
INTEREST INCOME
Interest and fees on loans                          $ 1,263        $ 1,374       $ 2,496        $ 2,722
Interest and dividends on investment securities         471            373           870            752
Interest on federal funds sold                            2             56            17            108
                                                    -------        -------       -------        -------
    TOTAL INTEREST INCOME                             1,736          1,803         3,383          3,582
                                                    -------        -------       -------        -------
INTEREST EXPENSE
Interest on deposits                                    330            662           780          1,393
Interest on borrowed funds                              136             99           224            150
                                                    -------        -------       -------        -------
    TOTAL INTEREST EXPENSE                              466            761         1,004          1,543
                                                    -------        -------       -------        -------
    NET INTEREST INCOME                               1,270          1,042         2,379          2,039
Provision for loan losses                              (275)            --          (275)            --
                                                    -------        -------       -------        -------
    NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSS                          1,545          1,042         2,654          2,039
OTHER INCOME
Service charges and other income                        152            156           291            308
Bank owned life insurance earnings                       32             32            64             64
Investment securities gains, net                         14             --            16             --
                                                    -------        -------       -------        -------
    TOTAL OTHER INCOME                                  198            188           371            372
                                                    -------        -------       -------        -------
OTHER EXPENSES
Salaries and  benefits                                  542            450         1,344            877
Net occupancy and equipment expenses                    148            163           286            340
Legal and professional                                   49             68            97            108
State taxes                                              37             37            75             75
Other expenses                                          358            195           570            506
                                                    -------        -------       -------        -------
    TOTAL NON-INTEREST EXPENSE                        1,134            980         2,372          1,906
                                                    -------        -------       -------        -------
    INCOME BEFORE FEDERAL INCOME TAX                    609            250           653            505
Federal income tax expense                              163             57           142            117
                                                    -------        -------       -------        -------
    NET INCOME                                      $   446        $   193       $   511        $   388
                                                    =======        =======       =======        =======
DIVIDENDS PER SHARE                                 $  0.16        $  0.16       $  0.32        $  0.32
EARNINGS PER SHARE:
Earnings per common share - basic                   $  0.77        $  0.32       $  0.88        $  0.64
Earnings per common share - diluted                 $  0.77        $  0.32       $  0.88        $  0.64

--------------------------------------------------------------------------------

  See accompanying notes to unaudited consolidated financial statements

                               FC BANC CORP, INC.
                                  BUCYRUS, OHIO

           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                      (DOLLARS IN THOUSANDS)             (DOLLARS IN THOUSANDS)
                                                                    THREE MONTHS ENDED JUNE 30          SIX MONTHS ENDED JUNE 30
                                                                          2002        2001                 2002         2001
                                                                    --------------------------       ------------------------------
Net Income                                                               $ 446           $ 193                  $ 511         $ 388

Other comprehensive income:

Unrealized gains(losses) on available for sale securities            424          318                   282             347
Less: Reclassification adjustment for gain included in net income    (14)           -                   (16)              -
                                                                    ----        -----                 -----           -----
Other comprehensive income before tax                                      410             318                    266           347

Income tax expense related to other comprehensive income                   139             108                     90           118
                                                                         -----           -----                  -----         -----
Other comprehensive income, net of tax                                     271             210                    176           229
                                                                         -----           -----                  -----         -----
Comprehensive income                                                     $ 717           $ 403                  $ 687         $ 617
                                                                         =====           =====                  =====         =====

See accompanying notes to the unaudited consolidated financial statements

                               FC BANC CORP, INC.
                                  BUCYRUS, OHIO
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY

                                                                                   Accumulated
                                                             Additional            Other                      Total
                                                   Common    paid-in    Retained   Comprehensive    Treausry  Stockholders
                                                    Stock    capital    Earnings   Income(loss)     Stock     Equity
                                                  --------------------------------------------------------------------------
                                                                            (Dollars in thousands)
Balances at December 31, 2000                     $    832    $  1,366    $ 11,212   $     (74)      $ (1,560)      $ 11,776
Net Income                                                                     963                                       963
Other comprehensive income:
 Unrealized gain on available for sale
 Securities, net of reclassification
 Adjustment, net of taxes of $95                                                           183                           183
Comprehensive Income
Cash Dividends ($.64 per share)                                               (382)                                     (382)
Purchase of treasury stock                                                                               (361)          (361)
                                                  --------------------------------------------------------------------------
Balances at December 31, 2001                          832       1,366      11,793         109         (1,921)        12,179

Net Income                                                                     511                                       511
Other comprehensive income:
 Unrealized gain on available for sale
 Securities, net of reclassification
 Adjustment, net of taxes of $49                                                           176                           176
Comprehensive Income
Cash Dividends ($.16 per share)                                               (185)                                     (185)
Purchase of treasury stock                                                                               (216)          (216)
                                                  --------------------------------------------------------------------------
Balances at June 30, 2002                         $    832    $  1,366    $ 12,119   $     285       $ (2,137)      $ 12,465
                                                  ========    ========    ========   =========       ========       ========

See accompanying notes to unaudited consolidated financial statements

                               FC BANC CORP, INC.
                                  BUCYRUS, OHIO
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                           (Dollars in thousands)
                                                                      Six Months           Six Months
                                                                         Ended               Ended
                                                                        June 30             June 30
                                                                      ----------           ----------
                                                                         2002                 2001
                                                                      ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $    511             $    388
Adjustments to reconcile net income to net cash
 Provided by operating activities:
    Investments Gain, net                                                     16                    0
    Provision for loan losses                                               (275)                   0
    Income accrued on life insurance contracts                               (64)                 (64)
    Depreciation                                                             107                  155
    Deferred income taxes                                                    (60)                 (54)
    Investment securities amortization (accretion), net                      102                   61
    Net change in:
              Accrued interest receivable                                      3                  (63)
              Accrued interest payable                                        (3)                   5
              Other assets                                                  (104)                (200)
              Other liabilities                                              171                   85
                                                                      ----------           ----------
 Net cash provided by operating activities                                   404                  546
                                                                      ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale                               (18,016)                (304)
Proceeds from Sales of Securities                                          6,794                    0
Proceeds from sale of premises and equipment                                  --                    8
Proceeds from maturities of securities available-for-sale                  5,870                3,224
Net increase in loans                                                     (4,875)              (3,755)
Purchase of premises and equipment                                        (2,317)                (314)
                                                                      ----------           ----------
 Net cash used in  investing activities                                  (12,544)              (1,141)
                                                                      ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in:
 Noninterest-bearing, interest bearing, demand, and savings deposits      (1,053)              (4,106)
 Certificates of deposit                                                   2,419                2,950
Net increase in short-term borrowed funds                                  2,561                1,400
Proceeds from long-term FHLB advances                                      5,000                    0
Payments on long-term debts                                                  (43)                  (3)
Exercise of stock options                                                      0                   52
Purchase of treasury stock                                                  (216)                (240)
Cash dividends paid                                                         (185)                (198)
                                                                      ----------           ----------
 Net cash provided by (used in) financing activities                       8,483                 (145)
                                                                      ----------           ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (3,657)                (740)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           6,659                4,321
                                                                      ----------           ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 3,002                3,581
                                                                      ==========           ==========
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest                                   1,111                1,365
Cash paid during the period for income taxes                                 174                  156

See accompanying notes to unaudited consolidated financial statements

                                  FC BANC CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands except per share amounts)

                       June 30, 2002 and December 31, 2001
                                   (Unaudited)

================================================================================
NOTE 1.    BASIS OF PRESENTATION
In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of FC Banc Corp.'s ("Company" or "Bancorp") financial position as of June 30, 2002, and December 31, 2001, and the results of operations for the three and six months ended June 30, 2002 and 2001, and the cash flows for the six months ended
June 30, 2002 and 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the six months ended June 30, 2002, are not necessarily indicative of the results which may be expected for the entire fiscal year.

NOTE 2     EARNINGS PER SHARE
There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income will be used as the numerator. The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

                                                Three Months Ended                  Six Months Ended
                                                     June 30,                           June 30,
                                               2002           2001                  2002        2001
                                              ----------------------               -------------------
Weighted-average common
 shares outstanding used to
 calculate basic earnings per share           579,862        600,007               581,523    600,305

Additional common stock
 equivalents(stock options) used
 to calculate diluted earnings
 per share                                         --          5,599                    --      7,176
                                              -------        -------               -------    -------
Weighted-average common shares
 and common stock equivalents
 used to calculate diluted earnings
 per share                                    579,862        605,606               581,523    607,481
                                              =======        =======               =======    =======

Options to purchase 38,300 shares of common stock at prices from $22.00 to $28.50 were outstanding as of June 30, 2002, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive. Options to purchase 58,710 shares of common stock at prices from $22.00 to $28.50 were outstanding as of June 30, 2001. Of these shares, 16,400 shares were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

NOTE 3     RECENT ACCOUNTING PRONOUNCEMENTS

     In July, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, Business Combinations, effective for all business combinations initiated after June 30, 2001, as well as all business combinations accounted for by the purchase method that are completed after June 30, 2001. The new statement requires that the purchase method of accounting be used for all business combinations and prohibits the use of the pooling-of-interests method. FAS No. 141 also specifies criteria which must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. The adoption of Statement No. 141 did not have a material effect on the Company's financial position or results of operations.

     On January 1, 2002, the Company adopted FAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. This statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, was discontinued. However, this new statement did not amend FAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, which requires recognition and amortization of unidentified intangible assets relating to the acquisition of financial institutions or branches thereof. The FASB has undertaken a limited scope project to reconsider the provisions of FAS No. 72 in 2002 and has issued an exposure draft of a proposed statement, Acquisitions of Certain Financial Statements, that would remove acquisitions of financial institutions from the scope of FAS No. 72. The exposure draft states that unless a branch acquisition meets the definition of a business combination, it is an acquisition of net assets and would not result in the recognition of goodwill. Thereby any unidentifiable intangible asset would continue to be amortized. The adoption of FAS No. 142 did not have a material effect on the Company's financial position or results of operations.

     In April 2002, the FASB issued FAS No. 145, "Recission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". FAS No. 145 rescinds FAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. This statement also amends FAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements, which are not substantive but in some cases may change accounting practice. FAS No. 145 is effective for transactions occurring after May 15, 2002. The adoption of FAS No. 145 did not have a material effect on the Company's financial position or results of operations.

                                  FC BANC CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands except per share amounts)

                       June 30, 2002 and December 31, 2001
                                   (Unaudited)

================================================================================

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

In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The new statement will be effective for exit or disposal activities initiated after December 31, 2002, the adoption of which is not expected to have a material effect on the Company's financial statements.

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

SARBANES-OXLEY ACT OF 2002
On July 30, 2002 the President signed into law the Sarbanes-Oxley Act of 2002 (the Act), following an investigative order proposed by the SEC on chief financial officers and chief executive officers of 947 large public companies on June 27, 2002. Additional regulations are expected to be promulgated by the SEC. As a result of the accounting restatements by large public companies, the passage of the Act and regulations expected to be implemented by the SEC, publicly-registered companies, such as the Company, will be subject to additional reporting regulations and disclosure. These new regulations, which are intended to curtail corporate fraud, will require certain officers to personally certify certain SEC filings and financial statements and may require additional measures to be taken by our outside auditors, officers and directors. The loss of investor confidence in the stock market and the new laws and regulations will increase non-interest expenses of the Company and could adversely affect the prices of publicly-traded stocks, such as the Company.

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

     Earnings per common share were computed by dividing net income by the weighted-average number of shares outstanding for the six-month periods ended June 30, 2002 and 2001.

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

                                  FC BANC CORP.
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 (numbers in thousands except per share amounts)

================================================================================
The Company is subject to regulation by the Board of Governors of the Federal Reserve System, which limits the activities in which the Company and the Bank may engage. The Bank is supervised by the State of Ohio, Division of Financial Institutions and its deposits are insured up to applicable limits under the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of the Federal Reserve System and is subject to its supervision. The Company and the Bank must file with the U.S. Securities and Exchange Commission, the Federal Reserve Board and Ohio Division of Financial Institutions the prescribed periodic reports containing full and accurate statements of its affairs.

     The Bank has four banking offices located in Crawford, Morrow and Knox Counties, Ohio. The primary market area of the Bank is North Central Ohio, which includes Crawford, Morrow, Knox and contiguous counties. Throughout last year and the beginning of this year the bank has worked on two exhilarating construction projects. Construction is now complete on our new main office in Bucyrus. Banking services were made available in this facility on May 15, 2002. Grand opening festivities were held during the week of May 20-25, 2002. We believe that this building will allow us to better serve our customers, create a positive work environment for our employees, and demonstrates our true commitment to future growth and development in Bucyrus.

     Our second construction project began in November 2001 when we broke ground for our new Fredericktown office. Banking services were made available in this new facility on May 13,2002. Grand Opening festivities for this office were held during the week of May 20-25, 2002. Our First Class presence in Fredericktown continues to grow along with that community. We look forward to sharing the numerous amenities of both buildings with our shareholders, customers, and communities.

                         CHANGES IN FINANCIAL CONDITION
     At June 30, 2002, the consolidated assets of the Company totaled $118.9 million, an increase of $9.3 million, or 8.49%, from $109.6 million at December 31, 2001. The increase in total assets resulted primarily from net loan growth of $4.9 million, net investment growth of $2.9 million, and premises and equipment growth of $2.2 million.

     Net loans receivable increased by $4.9 million, or 8.24%, to $64.4 million at June 30, 2002, compared to $59.5 million at December 31, 2001. Commercial loans, consumer loans, and loans secured by real estate have increased by $1.8 million, $1.6 million and $1.2 million, respectively. Loan growth in the second quarter was $4.6 million. This growth occurred because management has been more aggressive in pricing of loans. Even though management has adopted a more aggressive approach, the quality of our loan portfolio has not changed. We expect our loan growth to continue in the third quarter.
     Investment securities increased by $5.9 million, or 17.35% to $39.9 million at June 30, 2002, compared to $34.0 million at December 31, 2001. The investment portfolio has grown due to an investment strategy to leverage the bank through the use of Federal Home Bank Advances.
                                  FC BANC CORP.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 (numbers in thousands except per share amounts)

     Total cash and cash equivalents declined by $3.7 million to $3.0 million at June 30, 2002, compared to $6.7 million at December 31, 2001. The decline was mostly due to overnight Federal Funds Sold being invested.

     Deposit liabilities increased by $1.3 million, or 1.51%, to $87.1 million at June 30, 2002, from $85.8 million at December 31, 2001. Savings accounts and certificates of deposits increased by $0.1 million and $4.9 million, respectively. Money Market Accounts, NOW accounts and demand deposits declined by $0.9 million, $1.7 million, and $1.1 million, respectively. Certificate of Deposits have grown due to increases in the Excel-A-Rate CD. Money Market Accounts, NOW accounts, and demand deposits have decreased due to unfavorable market conditions.

     Total shareholders' equity was $12.5 million at June 30, 2002 as compared to $12.2 million on December 31, 2001. During the first six months of 2002 shareholders equity increased due to net income of $0.5 million and comprehensive income of $0.2 million. Decreased were due to purchase of treasury shares of $0.2 million, and shareholder dividends of $0.2 million.

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

     The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the FRB. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material affect on the Company and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts of the Bank and classification under the prompt corrective action guidelines are also subject to qualitative judgements by the regulators about components, risk-weighing, and other factors.

     Qualitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined by the regulations), and Tier I capital to average assets (as defined). Management believes, as of June 30, 2002, that the Bank meets all of the capital adequacy requirements to which it is subject.

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

     As of June 30, 2002, FC Banc Corp. had no commitments for capital expenditures.

                                  FC BANC CORP.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 (numbers in thousands except per share amounts)

                              RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2002 AND 2001

     GENERAL. Net income increased by $253 during the second quarter of 2002 as compared to the same three-month period ended June 30, 2001. This was due to increases in net interest income and non interest income, and a decrease in provision for loan losses, which were offset by increases in non interest expenses and federal income tax expense.

     NET INTEREST INCOME. Net interest income increased by $228 for the three months ended June 30, 2002 as compared to June 30, 2001. A decrease of $ 67 in interest income was offset by a decrease of $295 in interest expense. The bank's average earning assets increased by over five million dollars in the second quarter of 2002. The average monthly base net interest margin in the second quarter of 2002 was 4.28% compared to 4.07% in the second quarter of 2001.

INTEREST INCOME. The decrease in the average rate earned on earning assets was the primary contributing factor to the decrease in interest income of $67, or 3.72%, for the three months ended June 30, 2002 compared to the same time period in 2001. Loan interest and fee income decreased by $111 resulting primarily from a decrease in interest rates. The average rate earned on loans fell ten basis points in the second quarter compared to six basis points in the same period in 2001. Interest and dividends on investment securities increased by $98 due to the growth of the investment portfolio. The investment portfolio grew by $1.5 million in the second quarter of 2002 compared to $0.5 million for the same period in 2001. Also, income from federal funds sold decreased by $54 due to a decrease in average balance of $1.45 million.

     INTEREST EXPENSE. Interest expense on deposit liabilities decreased by $332, or 50.15% for the three months ended June 30, 2002, as compared to the same period in 2001. This was mostly due to average cost of funds for the three months ended June 30, 2002 of about 2.02% compared to 3.24% for the three months ended June 30, 2001. Interest expense on borrowed funds increased by $37, or 37.37% due to higher total borrowings. The bank took a Federal Home Loan Bank advance of $ $5.0 million in April of 2002.

     PROVISION FOR LOAN LOSSES. The Bank recorded net charge-offs of $4 during the three months ended June 30, 2002, compared to net charge-offs of $0.1 during the same period in 2001. Based upon continued strong credit quality the Bank recorded a negative provision for loan losses of $275 during the second quarter in 2002. We recorded no provision in the second quarter of 2001. Our Reserve for Loan Loss as of June 30, 2002 stood at $1.2 million or 1.86% of gross loans. This reserve
                                  FC BANC CORP.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 (numbers in thousands except per share amounts)

================================================================================

which is significantly higher than peer group was increased in 1994 and 1995 specifically due to loan concerns of the regulators. Current evaluations of our portfolio by independent sources indicate that the risk no longer exists. The negative provision was based upon the results of ongoing loan reviews and composition of the loan portfolio, primarily loans secured by one- to four-family residential properties and other forms of collateral, which are considered to have less risk. Our review and analysis of the reserve for loan loss indicates that this ratio is adequate.

     NON-INTEREST INCOME. Non-interest income increased by $10, or 5.32%, to $198 for the three months ended June 30, 2002 from $188 for the three months ended June 30, 2001. The Bank had a net gain on sales of securities of $14 during the second quarter ending June 30, 2002, but had no gains in second quarter of 2001.

     NON-INTEREST EXPENSE. Non-interest expense increased by $154, or 15.71%, to $1,134 for the three months ended June 30, 2002, from $980 in the comparable period in 2001. Salaries and Benefits increased by $92 mostly due to increases in group health insurance expense. Net occupancy and equipment expense decreased due to decreases in utilities and maintenance expense. Other expenses increased by $163 due to increases in printing and supplies, postage, advertising/public relations, and computer expense.

     INCOME TAXES. The provision for income taxes increased by $106 for the three months ended June 30, 2002, compared with the prior year, primarily as a result of higher taxable income for the quarter.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2002 AND 2001

     GENERAL. Net income increased by $123 during the six months ended June 30, 2002 as compared to the same six-month period ended June 30, 2001. This was due to increases in net interest income and a decrease in provision for loan losses, which were offset by increases in non interest expenses and federal income tax expense. Also, non-interest income decreased by $1.

     NET INTEREST INCOME. Net interest income increased by $340 for the six months ended June 30, 2002 as compared to June 30, 2001. A decrease of $ 199 in interest income was offset by a decrease of $539 in interest expense. This was due to an increase in the bank's average earning assets of $6.0 million. In addition, the net interest margin for the six months ended June 30, 2002 was 4.73% compared to 4.58% in the first six months of 2001.

     INTEREST INCOME. A decrease of 100 basis points in the average rate earned on earning assets was the primary contributing factor to the decrease in interest income of $199, or 5.55%, for the six months ended June 30, 2002 compared to June 30, 2001. Loan interest and fee income decreased by $226 due to a 66 basis point decrease in the interest rate earned on the portfolio. Interest and dividends on investment securities increased by $118 due to growth of $9.6 million in the investment portfolio.

                                  FC BANC CORP.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 (numbers in thousands except per share amounts)

In addition, income from federal funds sold decreased by $91 due to less volume of $2.5 million, and a 258 basis point decrease in the rate earned.

     INTEREST EXPENSE. Interest expense on deposit liabilities decreased by $539, or 34.93% for the six months ended June 30, 2002, as compared to the same period in 2001. This was mostly due to average cost of funds for the six months ended June 30, 2002 of about 2.07% compared to 3.38% for the six months ended June 30, 2001. Interest expense on borrowed funds increased by $74, or 49.33% due to an increase of $6.3 million in total borrowings.

     PROVISION FOR LOAN LOSSES. The Bank recorded net charge-offs of $3 during the six months ended June 30, 2002, compared to net charge-offs of $10 during the same period in 2001. Based upon continued strong credit quality the Bank recorded a negative provision for loan losses of $275 during the first half of 2002. We recorded no provision in the first half of 2001. The reasons for the negative provision are discussed above in the Comparison of Three Months Ended June 30, 2002 and 2001.

     NON-INTEREST INCOME. Non-interest income for the six months ended
June 30, 2002 was $371 compared to $372 for the six months ended June 30, 2001. Service fee income was $17 less than prior year to date. The Bank had a net gain on sales of securities of $16 during the six months ending June 30, 2002, but had no gains for the first six months of 2001.

     NON-INTEREST EXPENSE. Non-interest expense increased by $466, or 24.44%, to $2,372 for the six months ended June 30, 2002, from $1,906 in the comparable period in 2001. Salaries and Benefits increased by $467 due to the expense associated with the termination of the former President and CEO, and increases in group health insurance expense. Net occupancy and equipment expense decreased by $54 due to less depreciation expense. Other expenses increased by $64 with the most significant increases in printing and supplies($14), advertising/public relations($23), and computer expense($17).

     INCOME TAXES. The provision for income taxes increased by $25 for the six months ended June 30, 2002, compared with the prior year, primarily because of higher taxable income for the quarter.

CREDIT QUALITY RISK

     The following table identifies amounts of loan losses and non-performing loans. Past due loans are those that were contractually past due 90 days or more as to interest or principal payments (dollars in thousands).

                                                          JUNE 30,  DECEMBER 31,
                                                            2002        2001
--------------------------------------------------------------------------------
 Non-accruing loans                                       $    0       $   0
 Impaired loans                                                0           0
 Accrual loans - 90 days or
  more past due                                               48           0
--------------------------------------------------------------------------------
Total non-performing loans                                    48           0
--------------------------------------------------------------------------------
Foreclosed assets held for sale                              185           0
--------------------------------------------------------------------------------
Total non-performing assets                               $  233       $   0
================================================================================
Non-performing loans as a percent of loans
  net of unearned income                                    0.07%       0.00%
================================================================================
Non-performing assets as a percent of loans
  Net of unearned income                                    0.35%       0.00%
================================================================================

     Interest does not accrue on non-accrual loans. Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

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

                   Not Applicable

         ITEM 5 - OTHER INFORMATION

                   Not Applicable

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          Exhibit 3.1 Amended and Restated Articles of Incorporation of FC Banc Corp., filed as Exhibit 3 to Form 10-KSB for the fiscal year ended December 31, 2000 and incorporated herein by reference.

          Exhibit 3.2 Code of regulations of FC Banc Corp., filed as Exhibit 3 to Form 10-KSB for the fiscal year ended December 31, 2000 and incorporated herein by reference.

          Exhibit 4 For definition of rights of security holders please refer to
          Exhibit 3 on Form 10-KSB for the fiscal year ended December 31, 2000 and incorporated herein by reference.

          Exhibit 99.1 Independent Accountant's Report

          Exhibit 99.2- CEO Certification Pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          Exhibit 99.3- CFO Certification Pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       1. No report on Form 8-K was filed during the second quarter ended June 30, 2002.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                         FC BANC CORP.


Date   August 14, 2002
    -------------------------                            /s/ Coleman Clougherty
                                                         -----------------------
                                                         Coleman Clougherty
                                                         Chief Executive Officer


Date   August 14, 2002
    -------------------------                            /s/ Jeffrey Wise
                                                         -----------------------
                                                         Jeffrey Wise
                                                         Chief Financial Officer