Form 10QSB
period 2002-09-30
FC BANC CORP
filed 2002-11-15
CIK 893539

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.
[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

                        Commission file number - 33-53596

                                  FC BANC CORP.
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)

                   OHIO                                  34-1718070
      -------------------------------       ------------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

      Farmers Citizens Bank Building,
      105 Washington Square
      Box 567, Bucyrus, Ohio                                 44820-0567
      ----------------------------------------               ----------
      (Address of principal executive offices)               (Zip Code)
                                 (419) 562-7040
                           ---------------------------
                           (Issuer's telephone number)
                                       N/A
      (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes xx No ______
                                                              --

As of November 8, 2002, 579,862 shares of Common Stock of the Registrant were outstanding. There were no preferred shares outstanding.

Transitional Small Business Disclosure Format (Check One)
Yes ________      No  XX
                      --

                                  FC BANC CORP.
                                  BUCYRUS, OHIO
                                   FORM 10-QSB

                                      INDEX

                                                                           Page Number
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheet                                             3
          September 30, 2002 and December 31, 2001

          Consolidated Statement of Income                                       4
          Three and nine months ended September 30,2002 and 2001

          Consolidated Statement of Comprehensive Income                         5
          Three and nine months ended September 30, 2002 and 2001

          Consolidated Statement of Changes in
          Shareholders' Equity - Nine months ended September 30, 2002            6
          and year ended December 31, 2001

          Consolidated Statement of Cash Flows                                   7
          Nine months ended September 30, 2002 and 2001

          Notes to Unaudited Consolidated Financial Statement                    8

Item 2.   Management's Discussion and Analysis of Financial                     12
          Condition and Results of Operations

Item 3    Disclosure Control and Procedures                                     19

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                     20

Item 2.   Changes in Securities                                                 20

Item 3.   Defaults upon Senior Securities                                       20

Item 4.   Submission of Matters to a Vote of Security Holders                   20

Item 5.   Other Information                                                     20

Item 6.   Exhibits and Reports on Form 8-K                                      20

Signatures                                                                      21

                               FC BANC CORP, INC.
                                  BUCYRUS, OHIO
                     CONSOLIDATED BALANCE SHEET (Unaudited)

                                                                                    (Dollars in thousands)
                                                                                At September 30,    At December 31,
                                                                                ----------------    ---------------
                                                                                      2002                2001
                                                                                      ----                ----
ASSETS
Cash and cash equivalents:
  Cash and amounts due from banks                                                $    3,579             $  3,659
  Federal funds sold                                                                      -                3,000
                                                                                 ----------             --------
       Total cash and cash equivalents                                                3,579                6,659

Investment securities, available-for-sale                                            46,811               33,989

Loans                                                                                68,497               61,038
Allowance for loan losses                                                            (1,224)              (1,499)
                                                                                 ----------             --------
       Net Loans                                                                     67,273               59,539
                                                                                 ----------             --------

Premises and equipment                                                                6,819                4,575
Accrued interest and other assets                                                     4,830                4,799
                                                                                 ----------             --------

       TOTAL ASSETS                                                              $  129,312             $109,561
                                                                                 ==========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
  Noninterest-bearing                                                            $   11,935             $ 12,718
  Interest-bearing                                                                   79,981               73,035
                                                                                 ----------             --------

       Total deposits                                                                91,916               85,753

Short-term borrowings                                                                 6,582                4,085
Other borrowings                                                                     15,896                6,009
Accrued interest and other liabilities                                                1,913                1,535
                                                                                 ----------             --------

       TOTAL LIABILITIES                                                            116,307               97,382
                                                                                 ----------             --------

SHAREHOLDERS' EQUITY
Preferred stock of $25 par value; 750 shares authorized, no shares                                             -
  issued and outstanding                                                                  -
Common stock, no par value; 4,000,000 shares
  authorized; 665,632 shares issued                                                     832                  832
Additional paid-in capital                                                            1,366                1,366
Retained earnings                                                                    12,304               11,793
Treasury stock, at cost; 85,770 and 75,478                                           (2,137)              (1,921)
Accumulated other comprehensive income                                                  640                  109
                                                                                 ----------             --------

       TOTAL SHAREHOLDERS' EQUITY                                                    13,005               12,179
                                                                                 ----------             --------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $  129,312             $109,561
                                                                                 ==========             ========

      See accompanying notes to unaudited consolidated financial statements

                                  FC BANC CORP.
                                  Bucyrus, Ohio
                   CONSOLIDATED STATEMENT OF INCOME(unaudited)

                                                           (Dollars in thousands, except per share)
                                                                 Three Months
                                                                    Ended          Nine Months Ended
                                                                 September 30,        September 30,
                                                                 2002      2001       2002     2001
                                                                 ----      ----       ----     ----
INTEREST INCOME
Interest and fees on loans                                      $ 1,104  $ 1,369    $ 3,600   $ 4,091
Interest and dividends on investment securities                     531      346      1,401     1,098
Interest on federal funds sold                                        2       78         19       186
                                                                -------  -------    -------   -------
   TOTAL INTEREST INCOME                                          1,637    1,793      5,020     5,375
                                                                -------  -------    -------   -------

INTEREST EXPENSE
Interest on deposits                                                570      624      1,350     2,017
Interest on borrowed funds                                          187      100        411       250
                                                                -------  -------    -------   -------
   TOTAL INTEREST EXPENSE                                           757      724      1,761     2,267
                                                                -------  -------    -------   -------

   NET INTEREST INCOME                                              880    1,069      3,259     3,108
Provision for loan losses                                             -        -       (275)        -
                                                                -------  -------    -------   -------
   NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSS                                      880    1,069      3,534     3,108

OTHER INCOME
Service charges and other income                                    372      155        678       463
Bank owned life insurance earnings                                   32       32         96        96
Investment securities gains,net                                       4       40         18        40
                                                                -------  -------    -------   -------
   TOTAL OTHER INCOME                                               408      227        792       599
                                                                -------  -------    -------   -------
OTHER EXPENSES
Salaries and  benefits                                              557      503      1,901     1,380
Net occupancy and equipment expenses                                179      162        465       502
Legal and professional                                               37       39        134       147
State taxes                                                          40       36        115       111
Other expenses                                                      136      263        719       769
                                                                -------- -------    -------   -------
   TOTAL NON-INTEREST EXPENSE                                       949    1,003      3,334     2,909
                                                                -------  -------    -------   -------

   INCOME BEFORE FEDERAL INCOME TAX                                 339      293        992       798
Federal income tax expense                                           61       64        203       181
                                                                -------  -------    -------   -------

   NET INCOME                                                   $   278  $   229    $   789   $   617
                                                                =======  =======    =======   =======

DIVIDENDS PER SHARE                                             $  0.16  $  0.16    $  0.48   $  0.48

EARNINGS PER SHARE:
Earnings per common share - basic                               $  0.48  $  0.39    $  1.36   $  1.03
Earnings per common share - diluted                             $  0.48  $  0.39    $  1.36   $  1.02

      See accompanying notes to unaudited consolidated financial statements

                               FC BANC CORP, INC.
                                  BUCYRUS, OHIO

           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                     Three Months Ended Sept 30       Nine Months Ended Sept 30
                                                                        2002            2001             2002            2001
                                                                        --------------------             --------------------
                                                                       (dollars in thousands)           (dollars in thousands)
Net Income                                                              $   278         $   229         $   789          $  617


Other comprehensive income:

Unrealized gains on available for sale securities                           542             219             822             566
Less: Reclassification adjustment for gain included in net income            (4)            (40)            (18)            (40)
                                                                        -------         -------         -------          ------

Other comprehensive income before tax                                       538             179             804             526

Income tax expense related to other comprehensive income                    183              61             273             179
                                                                        -------         -------         -------          ------

Other comprehensive income, net of tax                                      355             118             531             347
                                                                        -------         -------         -------          ------

Comprehensive income                                                    $   633         $   347         $ 1,320             964
                                                                        =======         =======         =======          ======


   See accompanying notes to the unaudited consolidated financial statements

                               FC BANC CORP, INC.
                                  BUCYRUS, OHIO
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY

                                                                                     Accumulated
                                                          Additional                 Other                          Total
                                               Common     paid-in       Retained     Comprehensive     Treausry     Stockholders
                                                Stock     capital       Earnings     Income(loss)      Stock        Equity
                                               -------------------------------------------------------------------------------------

                                                                                     (Dollars in thousands)
Balances at December 31, 2000                  $832       $1,366        $11,212      $(74)             $(1,560)     $ 11,776
Net Income                                                                  963                                          963
Other comprehensive income:
  Unrealized gain on available for sale
   Securities, net of reclassification
   Adjustment, net of taxes of $95                                                    183                                183
Comprehensive Income
Cash Dividends ($.64 per share)                                            (382)                                        (382)
Purchase of treasury stock                                                                                (361)         (361)
                                               ----------------------------------------------------------------------------------

Balances at December 31, 2001                   832        1,366         11,793       109               (1,921)       12,179
Net Income                                                                  789                                          789
Other comprehensive income:
  Unrealized gain on available for sale
   Securities, net of reclassification
   Adjustment, net of taxes of $273                                                   531                                531
Comprehensive Income
Cash Dividends ($.48 per share)                                             278)                                        (278)
Purchase of treasury stock                                                                                (216)         (216)
                                               ----------------------------------------------------------------------------------


     Balances at Sept 30, 2002                 $832       $1,366        $12,304      $640              $(2,137)     $ 13,005
                                              ======     ========      =========    ======            =========    ==========


     See accompanying notes to unaudited consolidated financial statements

                               FC BANC CORP, INC.
                                  BUCYRUS, OHIO
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                                                (Dollars in thousands)
                                                                           Nine Months        Nine Months
                                                                             Ended               Ended
                                                                            Sept 30             Sept 30
                                                                            -------             -------
                                                                              2002                2001
                                                                              ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  $    789            $     617
Adjustments to reconcile net income to net cash
   Provided by operating activities:
        Investments Gain, net                                                    (18)                 (40)
        Provision for loan losses                                               (275)                   0
        Income accrued on life insurance contracts                               (96)                 (96)
        Depreciation                                                             200                  225
        Deferred income taxes                                                   (445)                (124)
        Investment securities amortization (accretion), net                      159                   90
        Net change in:
                  Accrued interest receivable                                    (22)                (121)
                  Accrued interest payable                                        (9)                 (57)
                  Other assets                                                   164                 (94)
                  Other liabilities                                              387                  269
                                                                            --------            ---------
   Net cash provided by operating activities                                     834                  669
                                                                            --------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale                                   (32,099)             (12,521)
Proceeds from Sales of Securities                                              9,676                  130
Proceeds from maturities of securities available-for-sale                     10,634                8,498
Net increase in loans                                                         (7,734)                (686)
Purchase of premises and equipment                                            (2,444)              (1,423)
                                                                            --------            ---------
   Net cash used in  investing activities                                    (21,967)              (6,002)
                                                                            --------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in:
   Noninterest-bearing, interest bearing, demand, and savings deposits          (783)                (620)
   Certificates of deposit                                                     6,946                 (616)
Net increase in short-term borrowed funds                                      2,487                5,597
Proceeds from long-term FHLB advances                                         10,000                4,000
Payments on long-term debts                                                     (103)                 (22)
Purchase of treasury stock                                                      (216)                (361)
Cash dividends paid                                                             (278)                (192)
                                                                            --------            ---------
   Net cash provided by financing activities                                  18,053                7,786
                                                                            --------            ---------
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                           (3,080)               2,453
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               6,659                4,885
                                                                            --------            ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     3,579                7,338
                                                                            ========            =========
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest                                       1,770                2,324
Cash paid during the period for income taxes                                     284                  100

     See accompanying notes to unaudited consolidated financial statements

                                  FC BANC CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands except per share amounts)

                      September 2002 and December 31, 2001
                                   (Unaudited)

NOTE 1.   BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of FC Banc Corp.'s financial position as of September 30, 2002, and December 31, 2001, and the results of operations for the three and nine months ended September 30, 2002 and 2001, and the cash flows for the nine months ended September 30, 2002 and 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the nine months ended September 30, 2002, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

                                        Three Months Ended                    Nine Months Ended
                                            September 30,                       September 30,
                                        2002              2001               2002           2001
                                        ----------------------               -------------------
Weighted-average common
shares outstanding used to
calculate basic earnings per share     579,862         594,221               580,963      598,255

Additional common stock
equivalents(stock options) used
to calculate diluted earnings
per share.                               2,148           1,131                    69        5,451
                                       -------         -------               -------      -------
Weighted-average common shares
and common stock equivalents
used to calculate diluted earnings
per share                              582,010         595,352               581,032      603,706
                                       =======         =======               =======      =======

Options to purchase 14,500 and 16,500 shares of common stock outstanding as of the three- and nine-months ended September 30, 2002, respectively and 14,500 and 16,500 shares of common stock outstanding as of the three- and nine-months ended September 30, 2001, respectively at prices from $22.00 to $28.50 were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

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

In August 2001, the FASB issued FAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount. The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations. The new statement takes effect for fiscal years beginning after June 15, 2002. The adoption of this statement, which is effective January 1, 2003, is not expected to have a material effect on the Company `s financial statements.

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

On October 1, 2002, the FASB issued FAS No. 147, Acquisitions of Certain Financial Institutions, effective for all business combinations initiated after October 1, 2002. This Statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. This Statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of FAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method. The acquisition of all or part of a financial institution that meets the definition of a business combination shall be accounted for by the purchase method in accordance with FAS No. 141, Business Combinations, and FAS No. 142, Goodwill and Other Intangible Assets. This Statement also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets (such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets), including those acquired in transactions between two or more mutual enterprises. Adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

                                  FC BANC CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands except per share amounts)

                    September 30, 2002 and December 31, 2001
                                   (Unaudited)


NOTE 4.  REGULATORY CAPITAL

The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at September 30, 2002.

                                                  (Dollars in thousands)

                                                                                             Categorized as Well
                                                                                              Capitalized Under
                                                                       For Capital            Prompt Corrective
                                                Actual              Adequacy Purposes         Action Provisions
                                                ------              -----------------         -----------------

                                        Amount        Ratio       Amount        Ratio       Amount        Ratio
                                        ------        -----       ------        -----       ------        -----
                                       $ 13,250      16.11%       $6,580        8.00%       $8,225        10.00%
Total Risk-Based Capital
(To Risk-Weighted Assets)
                                         12,220      14.85%        3,291        4.00%        4,937         6.00%
 Tier I Capital
(To Risk-Weighted Assets)

                                         12,220       9.76%        5,008        4.00%        6,260         5.00%
Tier I Capital
(To Total Assets)
                                         12,220       9.76%        5,008        4.00%          N/A          N/A
Tangible Capital
(To Total Assets)

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

General
         FC Banc Corp was established on February 1, 1994 as a bank holding company whose activities are primarily limited to holding the stock of The Farmers Citizens Bank, Bucyrus, Ohio ("Bank"). Farmers Citizens Bank was chartered on October 1, 1907, and officially opened for business on January 6, 1908. Farmers Citizens Bank has provided continuous customer service to Crawford County for more than 90 years. The Bank conducts a general banking business in north central Ohio that consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and non-residential purposes. The Bank's principal types of lending are in commercial real estate, residential real estate, and consumer. In both the commercial and residential real estate the bank has minimal risk. The banks lending policies specify loan to value ratios low enough to minimize the risk. Another factor that minimizes the risk is our knowledge of the market area. Farmers Citizens Bank is a community bank and this helps us in knowing our customers and market area. Also, the bank is continuously reviewing its underwriting procedures and policies. In the consumer loan area, the bank specializes in home equity loans and loans for late model cars. Usually, the collateral held is sufficient to minimize risk. The Bank's profitability is significantly dependent on net interest income. That is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and interest received or paid on these balances. The level of interest rates paid or received by the Bank can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management control.

         Earnings per common share were computed by dividing net income by the weighted-average number of shares outstanding for the nine-month periods ended September 30, 2002 and 2001.

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


         The Bank has four banking offices located in Crawford, Morrow and Knox Counties, Ohio. The primary market area of the Bank is North Central Ohio, which includes Crawford, Morrow, Knox and contiguous counties. The Banks main office is about 60 miles north of the state capital, Columbus, Ohio. Our Bank has various competition in all of the markets we serve. In Bucyrus there are five other commercial banks. In both Cardington and Fredericktown there are one. All of our markets are within a short distance to other markets that present another dozen or so competitors. In addition, there are no less than ten mortgages companies in each and every market we serve. In our direct markets, the Bank has a 21.49% market share of deposits. The economy of our markets is driven by several major components: Manufacturing, retail trade, governmental service, general service, and agricultural. Census date indicates a positive trend in our Morrow and Knox counties areas and a steady trend in Crawford County. The general economic conditions of all three of our markets is reflective of the State of Ohio and to a certain extent our national economy. Overall, the general outlook for the economy is cautiously optimistic. Moderate growth to stable conditions is seen, but in general the economy has not shown positive signs of a robust economy.

                         Changes in Financial Condition
         At September 30, 2002, the consolidated assets of the Company totaled $129.3 million, an increase of $19.7 million, or 17.97%, from $109.6 million at December 31, 2001. The increase in total assets resulted primarily from net loan growth of $7.8 million, net investment growth of $12.8 million, and premises and equipment growth of $2.2 million. Total assets have grown $20.3 million or 18.62% from September 30, 2001. In the last twelve months, investments have grown by $14.5 million and net loans have grown $5.3 million.

         Net loans receivable increased by $7.8 million, or 13.10%, to $67.3 million at September 30, 2002, compared to $59.5 million at December 31, 2001. Commercial loans, loans secured by real estate, and consumer loans have increased by $3.4 million, $2.4 million and $1.7 million, respectively. Net loans as of September 30, 2001 were $61.9 million.

                                  FC BANC CORP.
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 (numbers in thousands except per share amounts)

         The allowance for loan losses has decreased by $0.3 million due to the negative provision discussed below. Loan growth continued strong as evidenced by net growth of $2.9 million in the third quarter. This followed the outstanding growth in the second quarter of $4.6 million. This growth has occurred because of the development of our newer market areas, competitive pricing, and lower rates. In order to enhance the loan growth, the bank has hired two new mortgage originators. The quality of our loan portfolio continues to be strong. Delinquency continues to be well below peer group. Due to the current interest rate environment, we expect loan growth to continue in the fourth quarter. Growth will not be as strong as the previous two quarters due to normal seasonal factors.

         Investment securities increased by $12.8 million, or 37.64% to $46.8 million at September 30, 2002, compared to $34.0 million at December 31, 2001. As of September 30, 2001, investment securities were $32.3 million or $14.5 million less than September 30, 2002. The investment portfolio has grown due to an investment strategy to leverage the bank through the use of Federal Home Loan Bank Advances. In using this strategy, the bank borrows from the Federal Home Loan Bank and invests that money in mortgage backed securities with a similar average life. When entering into these transactions the bank earns an initial spread of at least 125 basis points. Cash and cash equivalents declined by $3.1 million to $3.6 million at September 30, 2002, compared to $6.7 million at December 31, 2001. The decline was mostly due to overnight Federal Funds Sold being invested. As of September 30, 2001 cash and cash equivalents were $7.3 million.

         Deposit liabilities increased by $6.2 million, or 7.22%, to $92.0 million at September 30, 2002, from $85.8 million at December 31, 2001. Savings accounts and certificates of deposits increased by $0.1 million and $8.8 million, respectively. Money Market Accounts, NOW accounts and demand deposits declined by $0.6 million, $1.3 million, and $0.8 million, respectively. Certificate of Deposits have increased due to the growth of the 36 month Step-Up CD. Money Market Accounts, NOW accounts, and demand deposits have decreased due to unfavorable market conditions. Deposit liabilities have increased by $8.3 million or 9.92% from September 30, 2001.

         Total shareholders' equity was $13.0 million at September 30, 2002 as compared to $12.2 million on December 31, 2001. During the first nine months of 2002 shareholders equity increased due to net income of $0.8 million and comprehensive income of $0.5 million. Decreased were due to purchase of treasury shares of $0.2 million, and shareholder dividends of $0.3 million. As of September 30, 2001, total shareholders' equity was $12.1 million.

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

         Qualitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined by the regulations), and Tier I capital to average assets (as defined). Management believes, as of September 30, 2002, that the Bank meets all of the capital adequacy requirements to which it is subject.

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

         As of September 30, 2002, FC Banc Corp. had no commitments for capital expenditures.

                                  FC BANC CORP.
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 (numbers in thousands except per share amounts)

                              Results of Operations

Comparison of Three Months Ended September 30, 2002 and 2001

         General. Net income increased by $49 during the third quarter of 2002 as compared to the same three-month period ended September 30, 2001. An increase in non-interest income and decreases in non-interest expenses and federal income tax expense were partially offset by a decrease in non-interest income.

         Net Interest Income. Net interest income decreased by $189 for the three months ended September 30, 2002 as compared to September 30, 2001. Interest income decreased by $156, and interest expense increased by $33. The bank's interest income has decreased mostly due to the current rate environment. The decrease in interest income due to lower rates has been partially offset by our growth. The bank's interest expense has increased due to growth of certificate of deposits.

         Interest Income. The decrease in the average rate earned on earning assets was the primary contributing factor to the decrease in interest income of $156 or 8.70%, for the three months ended September 30, 2002 compared to the same time period in 2001. Loan interest and fee income decreased by $265 resulting primarily from a decrease in interest rates. The average rate earned on loans was 7.40% in the third quarter of 2002 compared to 8.19% during the same period in 2001. Interest and dividends on investment securities increased by $185 due to the growth of the investment portfolio. The average balance of the investment portfolio was $42.8 million in the third quarter of 2002 compared to $28.2 million for the same period in 2001. Also, income from federal funds sold decreased by $76 due to a decrease in average balance. The average balance for federal funds sold in the third quarter of 2002 was $0.5 million compared to $6.5 million for the same period in 2001.

         Interest Expense. Interest expense increased by $33, or 4.56% for the three months ended September 30, 2002, as compared to the same period in 2001. Interest paid on deposits decreased by $54. This was mostly because the average cost of funds for the three months ended September 30, 2002 was 2.03% compared to 2.95% for the three months ended September 30, 2001. This was partially offset by the increase in average deposits , which were $90.7 million in the third quarter of 2002 compared to $83.7 million for the same period in 2001. Interest expense on borrowed funds increased by $87, or 87.0% due to higher total borrowings. The average balance for the third quarter of 2002 was $14.5 million compared to $2.0 million for the same period in 2001.

                                  FC BANC CORP.
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 (numbers in thousands except per share amounts)

         Provision for Loan Losses. Based upon continued strong credit quality the Bank did not expense any provision for loan losses during the third quarter of 2002. We also recorded no provision for loan losses in the third quarter of 2001. Our Reserve for Loan Loss as of September 30, 2002 stood at $1.2 million or 1.79% of gross loans. This reserve, which is significantly higher than peer group was increased in 1994 and 1995 specifically due to loan concerns of the regulators. Current evaluations of our portfolio by independent sources indicate that the risk no longer exists. The negative provision was based upon the results of ongoing loan reviews and composition of the loan portfolio, primarily loans secured by one- to four-family residential properties and other forms of collateral, which are considered to have less risk. Our review and analysis of the reserve for loan loss indicates that this ratio is adequate.

         Non-Interest Income. Non-interest income increased by $181, or 79.74%, to $408 for the three months ended September 30, 2002 from $227 for the three months ended September 30, 2001. This increase was due to implementation of the Overdraft Honor Program in July of 2002. The Bank had a net gain on sales of securities of $4 during the third quarter ending September 30, 2002, compared to a net gain of $40 in the third quarter of 2001.

         Non-Interest Expense. Non-interest expense decreased by $54, or 5.38%, to $949 for the three months ended September 30, 2002, from $1,003 in the comparable period in 2001. Salaries and Benefits increased by $54 mostly due to increases in group health insurance expense. Net occupancy and equipment expense increased $17 due to an increase in depreciation expense. Other expenses decreased by $127 mostly due to implementation of FASB 91. FASB 91 is an accounting pronouncement whereas both fee income earned on loans and expenses incurred to make those loans are amortized over the life of the loan.

         Income Taxes. The provision for income taxes increased by $3 for the three months ended September 30, 2002 compared to the same period in 2001.

Comparison of Nine Months Ended September 30, 2002 and 2001

         General. Net income increased by $172 during the nine months ended September 30, 2002 as compared to the same six-month period ended September 30, 2001. This was due to increases in non-interest income and net interest income and a decrease in provision for loan losses, which were offset by increases in non interest expenses and federal income tax expense.

         Net Interest Income. Net interest income increased by $151 for the nine months ended September 30, 2002 as compared to September 30, 2001. A decrease of $ 355 in interest income was offset by a decrease of $506 in interest expense. One key factor contributing to this increase was the growth of the bank's earning assets from $96.1 million in 2001 to $104.1 million in 2002. In addition, the net interest margin for the nine months ended September 30, 2002 was 4.64% compared to 4.49% in the first nine months of 2001. Net interest margin is computed by dividing the net interest income by the average earning assets. This is then adjusted to a federal tax equivalent basis.

                                  FC BANC CORP.
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 (numbers in thousands except per share amounts)


         Interest Income. A decrease of 88 basis points in the average rate earned on earning assets was the primary contributing factor to the decrease in interest income of $355, or 6.60%, for the nine months ended September 30, 2002 compared to September 30, 2001. Loan interest and fee income decreased by $491 due to a 70 basis point decrease in the interest rate earned on the portfolio. Interest and dividends on investment securities increased by $303 due to growth of $11.3 million in the investment portfolio. In addition, income from federal funds sold decreased by $167 due to less volume of $3.7 million, and a 206 basis point decrease in the rate earned.

         Interest Expense. Interest expense on deposit liabilities decreased by $506, or 22.32% for the nine months ended September 30, 2002, as compared to the same period in 2001. This was mostly due to average cost of funds for the nine months ended September 30, 2002 of about 2.24% compared to 3.27% for the nine months ended September 30, 2001. Interest expense on borrowed funds increased by $161, or 64.4% due to an increase of $7.4 million in total borrowings.

         Provision for Loan Losses. Based upon continued strong credit quality the Bank recorded a negative provision for loan losses of $275 during the nine months of 2002. We recorded no provision in the first nine months of 2001. The reasons for the negative provision are discussed above in the Comparison of Three Months Ended September 30, 2002 and 2001.

         Non-Interest Income. Non-interest income for the nine months ended September 30, 2002 was $792 compared to $599 for the nine months ended September 30, 2001. Service charges and other income was $215 higher than prior year to date due to implementation of the Overdraft Honor Program. The Bank had a net gain on sales of securities of $18 during the nine months ending September 30, 2002, compared to gains of $40 for the same period in 2001.

         Non-Interest Expense. Non-interest expense increased by $425, or 14.61%, to $3,334 for the nine months ended September 30, 2002, from $2,909 in the comparable period in 2001. Salaries and Benefits increased by $521 due to the expense associated with the termination of the former President and CEO, and increases in group health insurance expense. Net occupancy and equipment expense decreased by $37 due to less depreciation and equipment leasing expense. Other expenses decreased by $64. This decreased because of the implementation of FASB
106. The most significant increases were in printing and supplies($26), advertising/public relations($23), internet banking expense($15), and computer expense($17).

         Income Taxes. The provision for income taxes increased by $22 for the nine months ended September 30, 2002, compared with the prior year, primarily because of higher taxable income for the quarter. This was offset by increased purchases of tax free municipal bonds.

CREDIT QUALITY RISK

     The following table identifies amounts of loan losses and non-performing loans. Past due loans are those that were contractually past due 90 days or more as to interest or principal payments (dollars in thousands).

                                                       Sept 30,     December 31,
                                                         2002           2001
--------------------------------------------------------------------------------

  Non-accruing loans                                     $  48          $   0
  Impaired loans                                             0              0
  Accrual loans - 90 days or
    more past due                                            0              0
--------------------------------------------------------------------------------
Total non-performing loans                                  48              0
--------------------------------------------------------------------------------
Foreclosed assets held for sale                            185              0
--------------------------------------------------------------------------------
Total non-performing assets                              $ 233          $   0
================================================================================
Non-performing loans as a percent of loans
   net of unearned income                                 0.07%          0.00%
================================================================================
Non-performing assets as a percent of loans
  Net of unearned income                                  0.34%          0.00%
================================================================================

     Interest does not accrue on non-accrual loans. Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

Item 3

                        Disclosure Control and Procedures

     The Company's Principal Executive and Financial Officers have evaluated the Company's disclosure controls and procedures within 90 days of the filing of this report. That evaluation concluded that the disclosure controls and procedures are effective as of the filing of this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

          1. No report on Form 8-K was filed during the third quarter ended September 30, 2002.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                    FC BANC CORP.

Date      November 14, 2002                         /s/ Coleman Clougherty
     ---------------------------                    ----------------------------
                                                    Coleman Clougherty
                                                    Chief Executive Officer


Date      November 14, 2002                         /s/ Jeffrey Wise
     ---------------------------                    ----------------------------
                                                    Jeffrey Wise
                                                    Chief Financial Officer

                            SECTION 302 CERTIFICATION

I, Coleman J. Clougherty , President of FC Banc Corp (the "Company"), certify that:

1.  I have reviewed this quarterly report on Form 10-Q of FC Banc Corp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

   (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   (C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors:

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                     /s/Coleman J Clougherty
                                            -----------------------
                                            Coleman J. Clougherty
                                            President

                            SECTION 302 CERTIFICATION

I, Jeffrey A. Wise, Chief Financial Officer of FC Banc Corp, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of FC Banc Corp;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

               (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors:

               (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. The Company's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002                             /s/   Jeffrey A. Wise
                                                     ---------------------
                                                     Jeffrey A. Wise
                                                     Chief Financial Officer