Form 10KSB/A
period 2001-12-31
FC BANC CORP
filed 2002-12-04
CIK 893539

Item 7

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB/A

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

/s/ S.R. Snodgrass

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

FC BANC CORP.


/s/ Coleman Clougherty
-----------------------------------------
Coleman Clougherty
Interim Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of this registrant and in the capacities on the dates indicated.


/s/ Robert D. Hord                           /s/ David G. Dostal
-----------------------------------------      -------------------------
Robert D. Hord, Chairman                     David G. Dostal, Director

   12/2/02                                        12-3-02
-----------------------------------------      -------------------------
Date                                         Date


/s/ Charles W. Kimerline                     /s/ Patrick J. Drouhard
-----------------------------------------      -------------------------
Charles W. Kimerline, Director             Patrick J. Drouhard, Director

   12-4-02
-----------------------------------------      -------------------------
Date                                         Date


/s/ Terry L. Gernert                         /s/ John O. Spreng, Jr.
-----------------------------------------      -------------------------
Terry L. Gernert, Director                 John O. Spreng, Jr., Director

   12/2/02
-----------------------------------------      -------------------------
Date                                         Date


/s/ Samuel J. Harvey                         /s/ Joan C. Stemen
-----------------------------------------      -------------------------
Samuel J. Harvey, Director                   Joan C. Stemen, Director


-----------------------------------------      -------------------------
Date                                         Date


/s/ Coleman Clougherty                       /s/ Jeffrey Wise
-----------------------------------------      -------------------------
Coleman Clougherty, Interim CEO              Jeffrey Wise
                                             Principal Financial Officer
                                             Principal Accnting Officer

   12/02/02                                       12/2/02
-----------------------------------------      -------------------------
Date                                         Date