Form 10KSB
period 2002-12-31
FC BANC CORP
filed 2003-03-04
CIK 893539

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 or 15(d) of THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2002

Commission File Number 0-25616

FC BANC CORP.

(name of small business issuer in its charter)

Ohio	34-1718070
(State or other Jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Farmers Citizens Bank Building, Box 567, Bucyrus, Ohio	44820
(Address of principal executive offices)	(zip code)

Issuer’s telephone number (419) 562-7040

Securities registered under Section 12(b) of the Exchange Act:

not applicable

Securities registered under Section 12(g) of the Exchange Act

Common Shares (No Par Value)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒     NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Securities registered under Section 12(b) of the Exchange Act:

State issuer’s revenues for the most recent fiscal year. $7,821,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: As of February 21, 2003, 574,427 shares of common shares of the Registrant were outstanding. The aggregate market value of the voting stock held by non-affiliates was $15,078,709 based upon the trading price of $26.25 per share.

Documents Incorporated by References

Portions of the definitive Proxy Statement for the 2003 Annual Meeting of Shareholders of FC Banc Corp filed on February 6, 2002 with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-KSB. Transitional Small Business Disclosure Format    YES ☐    NO ☒

PART I

ITEM 1.    Description of Business

Business

FC Banc Corp was established on February 1, 1994 as a bank holding company whose activities are primarily limited to holding the stock of The Farmers Citizens Bank, Bucyrus, Ohio (“Bank”). Farmers Citizens Bank was chartered on October 1, 1907, and officially opened for business on January 6, 1908. Farmers Citizens Bank has provided continuous customer service to Crawford County for more than 90 years. The Bank conducts a general banking business in north central Ohio that consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and non-residential purposes. The Bank’s principal types of lending are in commercial real estate, residential real estate, and consumer. In both the commercial and residential real estate the bank has minimal risk. The banks lending policies specify loan to value ratios low enough to minimize the risk. Another factor that minimizes the risk is our knowledge of the market area. Farmers Citizens Bank is a community bank and this helps us in knowing our customers and market area. Also, the bank is continuously reviewing its underwriting procedures and policies. In the consumer loan area, the bank specializes in home equity loans and loans for late model cars. Usually, the collateral held is sufficient to minimize risk. The Bank’s profitability is significantly dependent on net interest income. That is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and interest received or paid on these balances. The level of interest rates paid or received by the Bank can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management control.

The Company is subject to regulation by the Board of Governors of the Federal Reserve System, which limits the activities in which the Company and the Bank may engage. The Bank is supervised by the State of Ohio, Division of Financial Institutions and its deposits are insured up to applicable limits under the Bank Insurance Fund (‘‘BIF’’) of the Federal Deposit Insurance Corporation (“FDIC”). The Bank is a member of the Federal Reserve System and is subject to its supervision. The Company and the Bank must file with the U.S. Securities and Exchange Commission, the Federal Reserve Board and Ohio Division of Financial Institutions the prescribed periodic reports containing full and accurate statements of its affairs.

Fiscal and Monetary Policies

The Bank’s business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. The Bank is particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the Federal Reserve are (a) conducting open market operations in United States government securities, (b) changing the discount rates of borrowings of depository institutions (c)imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. For that reason alone, the policies of the Federal Reserve Board have a material effect on the earnings of the Holding Company.

Employees

As of December 31, 2002, the Bank had 54 full-time and 10 part-time employees. Currently the Holding Company has no paid employees.

Competition

The Bank has four banking offices located in Crawford, Morrow and Knox Counties, Ohio. The primary market area of the Bank is North Central Ohio, which includes Crawford, Morrow, Knox and contiguous counties. The Banks main office is about 60 miles north of the state capital, Columbus, Ohio. Our Bank has various competition in all of the markets we serve. In Bucyrus there are five other commercial banks. In both Cardington and Fredericktown there are one. All of our markets are within a short distance to other markets that present another dozen or so competitors. In addition, there are no less than ten mortgages companies in each and every market we serve. In our direct markets, the Bank has a 21.49% market share of deposits. The economy of our markets is driven by several major components: Manufacturing, retail trade, governmental service, general service, and agricultural. Census date indicates a positive trend in our Morrow and Knox counties areas and a steady trend in Crawford County. The general economic conditions of all three of our markets is reflective of the State of Ohio and to a certain extent our national economy. Overall, the general outlook for the economy is cautiously optimistic. Moderate growth to stable conditions is seen, but in general the economy has not shown positive signs of a robust economy.The financial services industry is highly competitive. The Bank competes with financial services providers, such as banks, savings associations, credit unions, finance companies, mortgage banking companies, insurance companies, and money market and mutual fund companies. The Bank also faces increased competition from non-banking institutions such as brokerage houses and insurance companies, as well as from financial service subsidiaries of commercial and manufacturing companies. Many of these competitors enjoy the benefits of advanced technology, fewer regulatory constraints and lower cost structures.

Prompt Corrective Regulatory Action

The federal banking agencies have established a system of prompt corrective action to resolve certain problems of undercapitalized institutions. This system is based on five capital level categories for insured depository institutions: ‘‘well capitalized,” “adequately capitalized”, “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” The federal banking agencies may (or in some cases must) take certain supervisory actions depending upon a bank’s capital level. For example, the banking agencies must appoint a receiver or conservator for a bank within 90 days after it become “critically undercapitalized” unless the bank’s primary regulator determines, with the concurrence of the FDIC, that other action would better achieve regulatory purposes. Banking operations otherwise may be significantly affected depending on a bank’s capital category. For example, a bank that is not “well capitalized” generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market, and the holding company of any undercapitalized depository institution must guarantee, in part, specific aspects of the bank’s capital plan for the plan to be acceptable.

Under the final rules implementing the prompt corrective provisions:

•	A bank that has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater is deemed to be “well capitalized”;

•	A bank with a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater (or a leverage ratio of 3% or greater and a capital adequacy, asset quality, management administration, earnings and liquidity (or CAMEL 1 rating), is considered to be “adequately capitalized”;

•	A bank that has a total risk-based capital of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, and a leverage ratio that is less than 4% (or a leverage ratio of less than 3% and a CAMEL 1 rating), is considered “undercapitalized”;

•	A bank that has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized”; and

•	A bank that has tangible equity (Tier 1 capital minus intangible assets other than purchased mortgage servicing rights) to total assets ratio equal to or less than 2% is deemed to be “critically undercapitalized”.

The Company’s actual capital ratios are presented in the following table which shows the Company met all regulatory capital requirements.

	2002		2001
	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk-weighted Assets)

Actual	$13,304	16.00%	$12,978	18.09%
For Capital Adequacy Purposes	6,652	8.00	5,741	8.00
To Be Well Capitalized	8,315	10.00	7,176	10.00

Tier I Capital
(to Risk-weighted Assets)
Actual	$12,263	14.75%	$12,070	16.82%
For Capital Adequacy Purposes	3,326	4.00	2,870	4.00
To Be Well Capitalized	4,988	6.00	4,306	6.00

Tier I Capital
(to Average Assets)

Actual	$12,263	9.38%	$12,070	10.77%
For Capital Adequacy Purposes	5,229	4.00	4,482	4.00
To Be Well Capitalized	6,537	5.00	5,603	5.00

Limits on Dividends and Other Payments

There are various legal limitations on the extent to which subsidiary banks may finance or otherwise supply funds to their parent holding companies. Under federal and Ohio law, subsidiary banks may not, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, their bank holding companies. Subsidiary banks are also subject to collateral security requirements for any loans or extension of credit permitted by such exceptions. The Holding Company’s banking subsidiary may not pay dividends out of its surplus if, after paying such dividends, it would fail to meet the required minimum levels under certain risk-based capital guidelines and minimum leverage ratio requirements established by the FDIC. In addition, the Bank must have the approval of its regulatory authority if a dividend in any year would cause the total dividends for that year to exceed the sum of the bank’s current year’s “net profits” (or net income, less dividends declared during the period based on regulatory accounting principles) and the retained net profits for the preceding two years, less required transfers to surplus. Payment of dividends by The Farmers Citizens Bank may be restricted at any time at the discretion of its regulatory authorities, if such regulatory authorities deem such dividends to constitute unsafe and/or unsound banking practices or if necessary to maintain adequate capital. The ability of a bank holding company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends which may be declared by their subsidiary bank. However, the Federal Reserve Board expects bank holding companies to serve as a source of strength to their subsidiary bank(s), which may require them to retain capital for further investment in their subsidiary bank(s), rather than for dividends for shareholders of the bank holding company. As stated previously, the subsidiary bank may not pay dividends to the Holding Company, if, after paying such dividends, the respective bank would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. Payment of dividends by the Bank may be restricted at any time at the discretion of its applicable regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice. These provisions could have the effect of limiting the Holding Company’s ability to pay dividends in future years.

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

The Financial Services Modernization Act defines “financial in nature” to include:

•	Securities underwriting, dealing and market making

•	Sponsoring mutual funds and investment companies

•	Insurance underwriting and agency

•	Merchant banking activities

•	And activities that the Federal Reserve Board has determined to be closely related to banking

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

Recent Accounting Pronouncement

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount. The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations. The adoption of this statement, which is effective January 1, 2003, is not expected to have a material effect on the Company’s financial statements.

In October 2001, the FASB issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS No. 144 supercedes FAS No. 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business. FAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. FAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. The adoption of this statement is not expected to have a material effect on the Company financial statements.

In April 2002, the FASB issued FAS No. 145, Recission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. FAS No. 145 rescinds FAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. This statement also amends FAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements, which are not substantive but in some cases may change accounting practice. The provisions of this statement related to the rescission of FAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishments of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. Early adoption of the provisions of this statement related to FAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this statement shall be effective for financial statements issued on or after May 15, 2002. Early application of this statement is encouraged. The adoption of the effective portions of this statement did not have an impact on the Company’s financial position of results of operations. The adoption of the remaining portions of this statement is not expected to have an impact on the Company’s financial position or results of operations.

In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The new statement will be effective for exit or disposal activities initiated after December 31, 2002, the adoption of which is not expected to have a material effect on the Company’s financial statements.

On October 1, 2002, FASB issued FAS No. 147, Acquisitions of Certain Financial Institutions, effective for all business combinations initiated after October 1, 2002. This statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. This statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of FAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method. The acquisition of all or part of a financial institution that meets the definition of a business combination shall be accounted for by the purchase method in accordance with FAS No. 141, Business Combinations, and FAS No. 142, Goodwill and Other Intangible Assets. This statement also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets (such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets), including those acquired in transactions between two or more mutual enterprises. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

On December 31, 2002, the FASB issued FAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amends FAS No. 123, Accounting for Stock-Based Compensation. FAS No. 148 amends the disclosure requirements of FAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Under the provisions of FAS No. 123, companies that adopted the preferable, fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a “ramp-up” effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results. To address that concern, FAS No. 148 provides two additional methods of transition that reflect an entity’s full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect. FAS No. 148 also improves the clarity and prominence of disclosures about the pro forma effects of using the fair value based method of accounting for stock-based compensation for all companies—regardless of the accounting method used—by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, the statement improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. The transition guidance and annual disclosure provisions of FAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

In November, 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. This interpretation clarifies that a guarantor is required to disclose (a) the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantors’s obligations under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.

ITEM 2.    Properties

The Bank’s principal office is located at 105 Washington Square, Bucyrus, Ohio 44820. The Bank’s three branches are located at 1605 Marion Road, Bucyrus, Ohio, 103 East Main Street, Cardington, Ohio, and 240 West Sandusky Street, Fredericktown, Ohio. The Bank owns all of the properties. The Bank currently supplies the Holding Company minimal office space at no cost.

ITEM 3.    Legal Proceedings

The nature of the Bank’s business generates a certain amount of litigation involving matters arising in the ordinary course of business. However, in the opinion of Management of the Bank, there are no proceedings pending to which the Bank is a party or to which its property is subject, which, if determined adversely to the Bank, would be material in relation to the Bank’s undivided profits or financial condition, nor are there any proceedings pending other than ordinary routine litigation incident to the business of the Bank. In addition, no other material proceedings are pending or are known to be threatened or contemplated against the bank by government authorities or others.

ITEM 4.    Submission of Matters to a Vote of Security Holders

Not Applicable

PART II

ITEM 5.    Market for the Registrant’s Common Stock and Related Stockholder Matters

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	26,060 shares	$23.63 per share	38,944 shares
Equity compensation plans not approved by security holders	13,500 shares	$26.33 per share	None

Total	39,560 shares	$24.55 per share	38,944 shares

The Company has only one stock option plan, the 1997 Stock Option and Incentive Plan (the “Plan”), which allows options to be granted for a total of 65,004 common shares of the Company’s stock. The terms of this Plan have been approved by shareholders. However, because the number of options that the Company has agreed to issue to non-officer directors has exceeded certain percentage limitations contained in the Plan, such “Excess Grants,” totaling options for the purchase of 13,500 common shares, could be deemed to have been issued under a plan not approved by shareholders. All options, including the Excess Grants, are subject to the terms and conditions of the Plan with respect to vesting and exercise.

Pursuant to the terms of the Plan, options vest and become exercisable in five equal annual installments; the first 20% becoming exercisable at the conclusion of the first year following the date of grant, the second 20% becoming exercisable at the conclusion of the second year following the date of grant, and so on. However, unexercised options become fully exercisable in the event that: (1) a qualifying tender offer is made for shares of the Company’s common stock; (2) the Company’s shareholders approve an agreement whereby the Company will cease to be an independent, publicly owned company; or (3) the Company agrees to a sale of substantially all of its assets. Unless the terms of an individual grant provide that the options may not be exercised after termination of service, a director has three months following the date of his or her termination to exercise all options vested as of the date of termination. All options not yet vested at the time of termination are forfeited. Options held by a director whose service terminates as a result of death or disability become fully exercisable at the time of termination and remain exercisable for three months in the case of termination due to disability, and one year in the case of termination due to death. A director whose service is terminated for cause forfeits all unexercised stock options, and in no event may any option be exercised more that 10 years following the date of grant.

Market Prices and Dividends

At December 31, 2002, the Holding Company had approximately 600 shareholders of record. There is no established public trading market for the outstanding shares of Holding Company Common Stock, although there have been a limited number of private transactions known to the management of the Holding Company. Based solely on information made available to the Holding Company from a limited number of buyers and sellers, shares of the Holding Company Common Stock that have actually been traded in private transactions since December 31,1994 were all traded between $18.00 and $29.00. There may, however, have been other transactions at other prices not known to management of the Holding Company.

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

In 2002 the Holding Company declared cash dividends of $0.16 per share payable on February 15, 2002, May 15, 2002, and August 15, 2002, to shareholders of record on February 1, 2002, May 1, 2002, and August 1, 2002. A cash dividend of $0.18 per share was payable on November 15, 2002, to shareholders of record November 1, 2002. In 2001, the Holding Company declared cash dividends of $0.16 per share payable on February 15, 2001, May 15, 2001, August 15, 2001, and on November 15, 2001 to shareholders of record on February 1, 2001, May 1, 2001, August 1, 2001, and November 1, 2001. In 2000, the Holding Company declared cash dividends of $0.16 per share payable on February 15, 2000, May 15, 2000, August 15, 2000, and on November 15, 2000 to shareholders of record on February 1, 2000, May 1, 2000, August 1, 2000, and November 1, 2000. In 1999, the Holding Company declared cash dividends of $0.30 per share payable on June 15,1999, $0.15 per share payable on August 16, 1999, and $0.16 per share payable on November 15, 1999 to shareholders of record on June 1, 1999, August 2, 1999, and November 1, 1999. In 1998 the Holding Company declared cash dividends of $0.30 per share payable on June 15, 1998 and December 15, 1998 to shareholders of record on May 15, 1998 and November 30, 1998. Also on July 24, 1998, the board of directors declared a one-for-one stock dividend in the form of a stock split to shareholders of record on August 14, 1998. In 1997 the Holding Company declared cash dividends of $0.60 per share payable on December 15, 1997 to shareholders of record of December 9, 1997. In 1996 the Holding Company declared cash dividends of $0.60 per share on December 13, 1996 to shareholders of record on December 6, 1996.

Dividends paid by the Holding Company necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors relevant at the time the Board of Directors of the Holding Company considers dividend payment. Under the Ohio Revised Code, the Holding Company is prohibited from paying dividends if either the Holding Company would be unable to pay its debts as they become due, or the Holding Company’s total assets would be less than its total liabilities plus an amount needed to satisfy any preferential rights of shareholders. The Holding Company may only pay dividends out of surplus. Surplus is defined as the excess of a corporation’s assets over its liabilities plus stated capital. Total assets and liabilities are determined by the Board of Directors, which may base its determination on such factors as it considers relevant, including without limitation: (i) the book values of the assets and liabilities of the Holding Company, as reflected on its books and records; and (ii) unrealized appreciation and depreciation of the assets of the Holding Company.

	03/31/02	6/30/02	09/30/02	12/31/02
High	$18.00	$23.50	$24.50	$27.50
Low	$18.00	$18.00	$20.62	$24.20
Dividend Declared	$0.16	$0.16	$0.16	$0.18

	03/31/01	6/30/01	09/30/01	12/31/01
High	$29.00	$27.00	$22.40	$22.40
Low	$27.00	$21.75	$21.75	$18.00
Dividend Declared	$0.16	$0.16	$0.16	$0.16

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

Five Year Consolidated Summary

2002	2001	2000	1999	1998
In thousands, except per common share amounts and ratios
Years Ended December 31,
Statements of Income
Interest Income	$6,978	$6,881	$6,908	$6,456	$6,380
Interest Expense	2,332	2,883	2,943	2,592	2,541

Net interest income	4,646	3,998	3,965	3,864	3,839
Provision for loan losses	(275)	0	(134)	(130)	(75)

Net interest income after provision for loan losses	4,921	3,998	4,099	3,994	3,914
Non-interest income (A)	912	818	686	650	633
Non-interest expenses	4,601	3,666	3,594	3,215	3,283

Income before income taxes	1,232	1,156	1,191	1,429	1,264
Income tax expense	180	193	305	358	308

Net income	$1,052	$963	$886	$1,071	$956

Per Common Share
Net Income
Basic	$1.82	$1.62	$1.44	$1.70	$1.49
Diluted	1.81	1.60	1.42	$1.67	1.48
Dividends declared	0.66	0.64	0.64	0.61	0.60
Stockholders’ equity	22.47	20.64	19.47	18.32	18.12
Stock price range	18.00-27.50	18.00-29.00	28.25-29.00	27.00-28.25	22.00-27.00
Selected Consolidated Balance Sheet Data
Assets	$132,390	$109,561	$100,131	$99,261	$93,685
Investment securities	45,164	33,989	27,545	34,795	37,319
Loans (B)	71,555	61,038	62,679	55,975	45,649
Deposits	97,012	85,753	84,927	86,959	81,311
Borrowed funds	21,246	10,094	2,258	29	—
Shareholders’ equity	12,908	12,179	11,776	11,353	11,502

Ratios (C)
Per $100 of average assets
Net Interest Income (tax-equivalent basis)	$3.86	$3.76	$4.36	$4.41	$4.51
Provision for loan losses	(0.23)	0	(0.14)	(0.13)	(0.09)

Net interest income after provision for loan losses	4.09	3.76	4.50	4.54	4.60
Non-interest income	.76	.77	0.69	.69	0.72
Non-interest expense	3.83	3.45	3.85	3.57	3.66

Income before income taxes	1.02	1.08	1.34	1.66	1.66
Income tax expense	.15	.18	0.44	0.55	0.52

Net income	$0.87	$0.90	$0.90	$1.11	$1.14

Leverage (D)	9.82	x	9.06	x	8.68	x	8.35	x	7.66	x
Return on average shareholders’ equity	8.59%	8.21%	7.75%	9.27%	8.34%
Average shareholders’ equity to average assets	10.16%	11.04%	11.52%	11.97%	13.05%
Dividend payout ratio	38.59%	39.66%	44.48%	35.81%	38.26%
Tier 1 capital ratio at December 31	14.75%	16.82%	18.40%	19.35%	22.19%
Tier 1 and Tier 2 capital ratio at December 31	16.00%	18.09%	19.70%	20.62%	23.47%
Leverage ratio	9.38%	10.77%	11.50%	11.98%	13.05%

(A)	Includes gains (losses) from securities transactions of $37 in 2002, $40 in 2001, $19 in 2000, $(3) in 1999, and $11 in 1998.
(B)	Net of unearned income.
(C)	Based on average balances and net income for the periods.
(D)	The ratio of average assets to average shareholders equity.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

FC Banc Corp. (the “Holding Company” or “Corporation”) is a bank holding company engaged in the business of commercial and retail banking through its subsidiary The Farmers Citizens Bank (the “Bank” or “Farmers Citizens”), which accounts for substantially all of its revenues, operating income, and assets.

The following discussion is intended to focus on and highlight certain financial information regarding FC Banc Corp. and should be read in conjunction with the financial statements and related notes which have been prepared by the management of FC Banc Corp., in accounting principles generally accepted in the United States of America. The Audit Committee of the Board of Directors engaged S.R. Snodgrass AC, independent auditors, to audit the financial statements. The auditors’ report is included as a part of the 2002 Annual Report. To assist in understanding and evaluating major changes in the Holding Company’s financial position and results of operations, two, three and five year comparisons are provided in tabular form for ease of comparison.

Forward-Looking Statements

In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the operations of the Bank, and the Holding Company’s actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein, but also include changes in economic conditions in the Corporation’s (or Bank’s) market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Farmers Citizens’ market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

16.	Management’s determination of the amount of the allowance for loan losses as set forth under the captions “Financial Condition,” “Comparison of Results of Operations for the Years Ended December 31, 2002 and 2001;”

16.	Management’s discussion of the liquidity of Farmers Citizens’ assets and regulatory capital of Farmers Citizens as set forth under “Effects of Inflation/Changing Prices” and “Liquidity and Interest Rate Sensitivity Management;” and

16.	Management’s analysis of the interest rate risk of Farmers Citizens as set forth under “Effects of Inflation/Changing Prices” and “Liquidity and Interest Rate Sensitivity Management.”

The Corporation does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

The Corporation’s consolidated total assets amounted to $132.4 million at December 31, 2002, an increase of $22.8 million or 20.8%, over the $109.6 million in total assets at December 31, 2001. Such increase in assets was funded by an increase of $11.2 million increase in deposits and the $10.8 million net increase in borrowings.

Loan Portfolio    Loans, as a component of earning assets, represent a significant portion of earning assets. At December 31, 2002, the Bank’s real estate loans secured by 1-to-4 family residential properties were $32,227,000. Loans secured by farmland and loans to finance agricultural production and other loans to farmers were $11,053,000. As noted in Note 4, of the Notes to Consolidated Financial Statements, the Bank also was a creditor for $2,432,000 of loans to related parties.

Loan Information

	2002	2001	2000	1999	1998
	In thousands, except ratios
Loans at December 31,
Loans secured by real estate:
Construction	$558	$1,087	$841	$416	$517
Commercial	22,029	19,753	20,515	20,148	14,818
Residential	32,227	26,104	27,665	23,770	16,403
Commercial, Financial, Agricultural	7,802	5,940	5,781	6,720	8,826
Consumer	8,939	8,154	7,877	4,921	5,085

Total	$71,555	$61,038	$62,679	$55,975	$45,649

Allowance for Loan Losses
Balance at beginning of year	$1,499	$1,496	$1,732	$1,725	$1,480
Provision for loan losses	(275)	0	(134)	(130)	(75)
Charge-offs
Commercial and agricultural	2	35	64	20	1
Consumer	23	56	51	48	58
Real estate	0	0	68	0	0

Total Charge-offs	25	91	183	68	59

Recoveries
Commercial and agricultural	1	32	39	183	361
Consumer	13	18	42	22	18
Real estate	0	44	0	0	0

Total recoveries	14	94	81	205	379

Net charge-offs (recoveries)	11	(3)	102	(137)	(320)

Balance at end of year	$1,213	$1,499	$1,496	$1,732	$1,725

Allocation of Allowance for Loan Losses
Commercial	$861	$1,187	$1,044	$1,296	$1,358
Consumer	130	113	108	69	75
Real estate	222	190	199	168	71
Unallocated	0	9	145	199	221

Total	$1,213	$1,499	$1,496	$1,732	$1,725

Credit Quality Ratios
Net charge-offs as a percentage of average loans	0.01%	(0.00%)	0.17%	(.27%)	(0.73%)
Allowance for loan losses to
Total loans at year-end	1.69%	2.45%	2.39%	3.09%	3.78%
Net charge-offs	110.27	499.67	14.67	(12.64%)	(5.39)
Provision for loan losses to average loans	(0.41%)	0.00%	(0.23%)	(0.26%)	(0.17%)
Earnings coverage of net charge-offs	112.00	(385.33)	11.68	(10.47)	(3.93)

Average loans increased 4.02% in 2002 to represent 61.02% of average earning assets compared to 64.63% in 2001. Year-end total real estate loans of $54,814,000 represent approximately 76.60%of the total loans outstanding compared to 76.90% for the previous year-end. Consumer loans increased from $8,154,000 in 2001 to $8,939,000 in 2002. Commercial, financial, and agricultural loans increased 31.34%, from $5,940,000 on December 31, 2001, to $7,802,000 on December 31, 2002. The loan information table provides a five-year loan history.

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

Non-Performing Assets    Non-accrual loans as of December 31, 2002, were $174,000 compared to $0 as of the previous year end. Loans which are contractually past due 90 days more amounted to $11,000 as of December 31, 2002, which were also $0 as of the previous year end. Management believes that the Allowance for Loan Losses is adequate to cover any potential losses in the loan portfolio at December 31, 2002. Refer to the section entitled “Allowance for Loan Losses” for additional detail.

A loan is placed on non-accrual when payment terms have been seriously violated (principal and/or interest payments are 90 days or more past due, deterioration of the borrower’s ability to repay, or significant decrease in value of the underlying loan collateral) and stays on non-accrual until the loan is brought current as to principal and interest. The classification of a loan or other asset as non-accruing does not indicate that loan principal and interest will not be collectible. The Bank adheres to the policy of the Federal Reserve that banks may not accrue interest on any loan when the principal or interest is past due and has remained unpaid for 90 days or more unless the loan is both well secured and in the process of collection.

A loan is considered restructured or renegotiated when either the rate is reduced below current market rate for that type of risk, principal or interest is forgiven, or the term is extended beyond that which the Bank would accept for loans with comparable risk. Property obtained from foreclosing on loans secured by real estate is adjusted to market value prior to being capitalized in an “Other Real Estate” account for possible resale. Regulatory provisions on other real estate are such that after five years, or ten years under special circumstances, property must be charged-off. This period gives the Bank adequate time to make provisions for disposing of any real estate property.

Loans accounted for as non-performing (non-accrual, restructured, past due 90-days or more, and impaired) loans as of year-end 2002 amounted to $185,000. Please refer to the following section entitled “Allowance for Loan Losses” for additional explanation.

Allowance for Loan Losses    The allowance for loan losses was established and is maintained by periodic charges to the provision for loan loss, an operating expense, in order to provide for potential losses inherent in the Bank’s loan portfolio. Loan losses and recoveries are charged or credited respectively to the allowance for loan losses as they occur.

The allowance/provision for loan losses is determined by management by considering such factors as the size and character of the loan portfolio, loan loss experience, problem loans, and economic conditions in the market area of the Bank. The risk associated with the lending operation can be minimized by evaluating each loan independently based on criteria which includes, but is not limited to, (a) the purpose of the loan, (b) the credit history of the borrower, (c) the borrower’s financial standing and trends, (d) the market value of the collateral involved, and (e) the down payment received.

Management utilizes an internal loan review procedure to provide for analysis of operating data, tax returns and financial statement performance ratios for all significant loans, regulatory classified loans, past due loans and internally identified “watch” loans. The Bank’s examiners and independent auditors will periodically perform independent credit reviews of the Bank’s borrowers and evaluate the adequacy of the allowance for loan losses account based upon the results of their review and other factors. Management and the Board of Directors, in determining the adequacy of the allowance for loan loss account on a quarterly basis, use the results of the quarterly credit reviews in conjunction with independent collateral evaluations.

During 2002 management thoroughly reviewed the reserve for loan losses and determined that a $275,000 negative provision was warranted and appropriate. In addition to the internal analysis, external reviews also indicated that the resulting reserve for loan losses was adequate as well as comparison to both peer groups and industry standards. As of December 31, 2002, the reserve for loan losses was $1,213,000, which represents 1.69% of outstanding loans. This reserve, which is significantly higher than peer groups, was increased in 1994 and 1995 specifically due to loan concerns of the regulators. Current evaluations of our portfolio, both internally and through independent sources, indicate that that risk no longer exists. The negative provision was based upon our ongoing loan reviews, and composites of the loan portfolio. With a high concentration of loans secured by one to four family residential properties and other forms of collateral which are considered to have less risk. Current analysis indicated that this level of reserve is adequate give the current economic trends, delinquency patterns and loan quality within the various portfolios.

Investments    The investment portfolio represents the second largest use of financial resources. The investment portfolio of the Bank includes United States securities, state and municipal obligations, corporate securities, and mortgage backed securities. securities categorized as “available-for-sale” can and will be sold prior to maturity to meet liquidity or other funding needs. It is management’s intent to hold those securities categorized as “held-to-maturity” until their maturity unless they are subject to an earlier redemption via a “call feature”. At December 31, 2002 and 2001, the entire investment portfolio of the Bank was classified as available-for-sale. Average investments increased by $11,717,000 during 2002 from an average of $29,089,000 during 2001 to $40,806,000 during 2002, an increase of 40.28%. During the same period, the average balance of the federal funds sold decreased from $5,421,000 in 2001 to $1,211,000 in 2002. Federal funds sold are consistently maintained at levels that will cover the short-term liquidity needs of the Bank. Because of changes in interest rates, and the increases of borrowings, portions of the excess available funds were invested in investments. Average cash and due from bank balances increased slightly from $3,045,000 in 2001 to $3,271,000 in 2002. The Bank utilizes a number of outside sources to analyze, evaluate, and obtain advice relative to the management of its investment portfolio. The Bank does not invest in any one type of security over another. Funds allocated to the investment portfolio are constantly monitored by management to ensure that a proper ratio of liquidity and earnings is maintained.

The amortized cost and estimated market values of securities available for sale are as follows:

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government agency Securities	$6,487	$147	—	$6,634
Obligations of state and Political subdivisions	15,393	300	(110)	15,583
Mortgage-backed securities	22,413	460	(1)	22,872

Total debt securities	44,293	907	(111)	45,089
Equity securities	58	17	—	75

Total	$44,351	$924	$(111)	$45,164

	2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government agency Securities	$15,567	$103	$(49)	$15,621
Obligations of state and Political subdivisions	8,803	70	(84)	8,789
Corporate securities	1,388	10	—	1,398
Mortgage-backed securities	7,994	104	(3)	8,095

Total debt securities	33,752	287	(136)	33,903
Equity securities	73	13	—	86

Total	$33,825	$300	$(136)	$33,989

The amortized cost and estimated market value of debt securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Market Value
Due in one year or less	$1,243	$1,255
Due after one year through five years	4,892	5,002
Due after five years through ten years	6,815	7,055
Due after ten years	31,343	31,777

Total	$44,293	$45,089

Investment securities with a carrying value of $18,792 and $17,908 at December 31, 2002 and 2001, respectively, were pledged to secure deposits and other purposes as required by law.

The following is a summary of proceeds received, gross gains, and gross losses realized on the sale of investment securities available for sale for the years ended December 31, 2002, 2001, and 2000.

	2002	2001	2000
Proceeds from sales	$10,045	$130	$62
Gross gains	63	40	19
Gross losses	(26)	—	—

Deposits     The Consolidated Average Balance Sheets and Related Yields and Rates table highlights average deposits and interest rates during the last three years. Average deposits in 2002 have increased by approximately $5,408,000, or 7.50% from 2001 averages, which had decreased $ 1,733,000, or 2.02% compared to 2000. The average cost of deposits for the Bank was approximately 2.34% for the year-ended December 31, 2002 compared to 3.52% and 3.84% for 2001 and 2000, respectively.

Time deposits at December 31, 2002 mature $29,045, $8,770, $8,035, $2,729, $1,603, and $0 during 2003, 2004, 2005, 2006, 2007, and beyond 2007, respectively.

Time deposits include certificates of deposit in denominations of $100,000 or more. Such deposits aggregated $13,895 and $7,469 at December 31, 2002 and 2001, respectively.

Maturities on time deposits of $100,000 or more at December 31, 2002 are as follows:

Within three months	$ 2,769
Beyond three but within six months	5,743
Beyond six but within twelve months	2,015
Beyond one year	3,368

Total	$13,895

Consolidated Average Balance Sheets and Related Yields and Rates*

	2002			2001			2000
	Average Balance	Interest Income/ Expense	Average Yields/ Rates	Average Balance	Interest Income/ Expense	Average Yields/ Rates	Average Balance	Interest Income/ Expense	Average Yields/ Rates
	In thousands, except ratios
Assets
Cash and due from banks	$3,271			$3,045			$3,188
Federal Funds sold	1,211	19	1.57%	5,421	194	3.58%	475	29	6.11%
Investment securities
Taxable securities	29,378	1,411	4.80%	22,635	1,228	5.43%	26,453	1,639	6.20%
Tax-exempt securities	11,428	755	6.60%	6,454	442	6.85%	5,733	407	7.10%

Total Investment securities	40,806	2,166	5.31%	29,089	1,670	5.74%	32,186	2,046	6.36%
Loans
Real Estate	34,017	2,593	7.62%	34,017	2,555	7.51%	31,974	2,655	8.30%
Consumer	8,603	751	8.73%	7,897	788	9.98%	5,804	554	9.55%
Commercial (includes real estate)	22,999	1,738	7.56%	21,169	1,884	8.90%	21,520	1,981	9.21%

Total loans	65,619	5,050	7.74%	63,083	5,227	8.29%	59,298	5,190	8.75%
Total earning assets	107,536	7,267	6.75%	97,593	7,091	7.27%	91,959	7,265	7.90%
Allowance for loan losses	(1,287)			(1,487)			(1,657)
Other assets	10,824			7,047			5,718

Total assets	$120,444			$106,198			$99,208

Liabilities and Shareholders’ Equity
Non-interest-bearing deposits	$12,262			11,970			10,681
Interest-bearing deposits
NOW accounts	12,682	89	0.70%	11,723	158	1.35%	13,569	278	2.20%
Money market accounts	5,306	130	2.45%	5,827	200	3.43%	4,817	125	3.73%
Savings accounts	15,421	205	1.33%	15,507	266	1.72%	17,000	353	2.08%
Time deposits	44,067	1,391	3.16%	39,011	1,912	4.90%	39,704	2,089	5.26%

Total interest-bearing deposits	77,476	1,815	2.34%	72,068	2,536	3.52%	75,090	2,885	3.84%
Borrowed funds	16,777	517	3.08%	9,094	347	3.82%	882	58	6.58%

Total interest-bearing liabilities	94,253	2,332	2.47%	81,162	2,883	3.55%	75,972	2,943	3.87%
Other liabilities	1,688			1,338			1,129
Shareholders’ equity	12,241			11,728			11,426

Total liabilities and shareholders’ equity	$120,444			$106,198			$99,208

Net interest income (tax-equivalent basis)		$4,935			$4,208			$4,322

Yield spread			4.28%			3.71%			4.03%
Net interest income to earnings assets			4.58%			4.31%			4.70%
Interest-bearing liabilities to earning assets			87.57			83.16%			82.62%

*	Interest income/expense and yield/rates are calculated on a tax-equivalent basis utilizing a federal incremental tax rate of 35% in 2002, 2001 and 2000. Non-accrual loans and the related negative income effect have been included in the calculation of average rates.

SHORT-TERM BORROWINGS

The outstanding balances and related information of short-term borrowings which includes securities sold under agreements to repurchase, are summarized as follows:

	2002	2001
Balance at year-end	$4,477	$4,085
Average balance outstanding	5,136	5,726
Maximum month-end balance	6,697	8,022
Weighted-average rate at year-end	1.41%	2.03%
Weighted-average rate during the year	1.71%	3.55%

Average balances outstanding during the year represent daily average balances, and average interest rates represent interest expense divided by the related average balance.

Investment securities with a carrying value of $4,892 and $8,072 at December 31, 2002 and 2001, respectively, were pledged as collateral for these borrowings.

OTHER BORROWINGS

Other borrowings are summarized as follows:

	Maturity Date	Amount	Rate
FHLB fixed-rate advance	02/22/04	$1,000	5.47%
FHLB fixed-rate advance	03/21/06	1,000	5.35%
FHLB mortgage matched	11/01/11	914	4.99%
FHLB convertible 10/5	10/04/11	1,000	4.32%
FHLB convertible 10/5	11/09/11	2,000	3.97%
FHLB convertible 5 year	04/23/07	5,000	4.57%
FHLB cmp advance	07/26/07	2,347	3.48%
FHLB convertible 10/5 4.03%	07/26/12	2,500	2,500
FHLB fixed-rate advance	12/11/07	1,000	3.68%

		16,761
Note payable		8

		$16,769

Borrowing capacity consists of credit arrangements with the FHLB of Cincinnati. FHLB borrowings are subject to annual renewal, incur no service charges, and are secured by a blanket security agreement on certain investment and mortgage-backed securities, outstanding residential mortgages, and the Bank’s investment in FHLB stock. As of December 31, 2002, the Bank’s maximum borrowing capacity with the FHLB was approximately $59,381.

Shareholders’ Equity Maintaining a strong capital position in order to absorb inherent risk is one of management’s top priorities. Selected capital ratios for the last five years, presented in the five-year Consolidated Financial Summary, reveals that the Bank has been able to maintain an average equity to average asset ratio of greater than 10% for the past five years. It should be noted that this ratio has decreased by 88 basis points in 2002 to 10.16% and decreased by 48 basis points in 2001. It should also be noted that the return on average assets declined by 3 basis points in 2002, from 0.90% in 2001 to 0.87% in 2002.

Banking regulations in 1989 established minimum capital ratios for banks. The primary purpose of these requirements is to assess the risk of a financial institution’s balance sheet and off balance sheet financial instruments in relation to adjusted capital. A minimum total qualifying capital ratio of at least 8% with at least 4% of capital composed of Tier I (core) capital had to be maintained. Tier I capital includes common equity, non-cumulative perpetual preferred stock, and minority interest less goodwill and other disallowed intangibles. Tier II (supplementary) capital includes subordinate debt, intermediate term preferred stock, the allowance for loan losses and preferred stock not qualifying for Tier I capital. Tier II capital is limited to 100% of Tier I capital. At December 31, 2002 the Company’s risk-based capital ratio for Tier I and Tier II capital is 14.75% and 16.00%, respectively, thus meeting the required 4% and 8% for Tier I and Tier II capital. The five-year Consolidated Financial Summary table and Note 13 to the Consolidated Financial Statements summarizes the risk-based capital of the Bank, leverage components and ratios.

Comparison of Results of Operations for the Years Ended December 31, 2002 and 2001

General Net income for the year-ended December 31, 2002, was $1,052,000, an increase of $89,000, or 9.24%, over the $963,000 net income in 2001. The increase in net income resulted primarily from increases of $648,000 in net interest income and $134,000 in non-interest income, and a decrease in the provision for loan losses of $275,000 and income tax expense of $13,000. These were offset by an increase in non-interest expenses of $981,000.

Net Interest Income Interest income totaled $6.978 million for the year-ended December 31, 2002, an increase of $97,000 or 1.41% from the $6.881 million recorded in 2001. The average rate earned on earning assets decreased from 7.27% in 2001 to 6.75% in 2002. Interest income on investment securities increased by $413,000, or 27.61%, due to the increase in the size of the investment portfolio coupled with a decrease of 43 basis points in the weighted-average yield year-to-year, from 5.74% in 2001 to 5.31% in 2002. Interest income on federal funds sold decreased by $174,000 for the year-ended December 31, 2002. The average balance invested in federal funds sold decreased by $4,210,000 compared to 2001. The yield on federal funds sold decreased from 3.58%in 2001 to 1.57% in 2002.

Interest expense decreased by $551,000, or 19.11%, during 2002, due primarily to the reduction of interest rates. The average cost of deposits decreased from 3.52% in 2001 to 2.34% in 2002. Interest expense on borrowings increased by $297,000 due to the increase in average balance outstanding from $9,094,000 in 2001 to $16,777,000 in 2002. The yield on borrowed funds also decreased from 3.82% in 2001 to 3.08% in 2002.

As a result of the forgoing changes in interest income and interest expense, net interest income increased by $648,000 or 16.21%, during 2002, as compared to 2001. This increase was due mostly to overall growth of the bank and the reduction in cost of funds. The interest rate spread increased by 57 basis points to 4.28% for 2002 as compared to 3.71% for 2001, while the net interest margin increased by 27 basis points to 4.58% for year 2002 compared to 4.31% in 2001.

Provision for Loan Losses Farmers Citizens maintains an allowance for loan losses in an amount, which, in management’s judgement, is adequate to absorb reasonably foreseeable losses inherent in the loan portfolio. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses, after net charge-offs have been deducted, to bring the allowance to a level which is considered adequate to absorb potential losses inherent in the loan portfolio in accordance with generally accepted accounting principles (“GAAP”). The amount of the provision is based on management’s regular review of the loan portfolio and consideration of such factors as historical loss experience, generally prevailing economic conditions, changes in size and composition of the loan portfolio and considerations relating to specific loans, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral. Although a variety of factors, including the performance of Farmers Citizens’ loan portfolio, the economy, changes in real estate values, interest rates and regulatory requirements regarding asset classifications. As a result of its analysis, management concluded that the allowance was adequate as of December 31, 2002. There can be no assurance that the allowance will be adequate to cover future losses on non-performing assets.

The Bank experienced net charge-offs of $11,000 in 2002 compared to net recoveries of $3,000 in 2001. Farmers Citizens’ charge-off history is a product of a variety of factors, including Farmers Citizens’ underwriting guidelines and the composition of its loan portfolio. An analysis of the Allowance for Loan Losses is presented in the Loan Information table.

There was a negative provision of $275,000 for possible loan losses in 2002. There was no provision for possible loan losses during 2001, and a negative provision of $134,000 in 2000. The negative provision in 2002 was based upon the results of management’s quarterly reviews of the loan portfolio to identify problem and potential problem loans and to determine appropriate courses of action on a loan-by-loan basis. Collection procedures are activated when a loan becomes past due.

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

Management believes significant factors affecting the allowance are being reviewed regularly and that the allowance is adequate to cover potentially uncollectible loans as of December 31, 2002. The Bank has no exposure from troubled debt to lesser-developed countries.

The “allowance for loan losses to total loans at year-end” ratio decreased to 1.69% in 2002 from 2.45% in 2001, and decreased from 2.39% in 2000. The decrease was due primarily to the increase in the loan portfolio and the negative provision for loan losses. An analysis of the Allowance for Loan Losses is presented in the Loan Information table.

Non-Interest Income    Non-interest income increased from $778,000 in 2001 to $912,000 in 2002. This increase was due to increases in service charge income, loan fees, and gain on sale of investments. Non-interest income is comprised of service fee income from deposit accounts, loan fees, and increases in the cash surrender values of life insurance policies.

Non-Interest Expense    Non-interest expense increased from $3,620,000 in 2001 to $ 4,601,000 in 2002. Salaries and employee benefits increased by 38.25% or $647,000 in 2002. $291,000 or 44.98% of the increase in salaries and employee benefits is attributable to the termination of the employment contract of the former President of the Company. The balance of the increase is represented by an increase in bonus wages, employee benefits and levels of staff. Professional fees also increased by 28.35% or $55,000 and other expense increased by $216,000 or 28.45% as a result of increased legal and professional costs. Net occupancy increased slightly in 2002 to $670,000 from $659,000 in 2001. Non-interest expense is comprised of operating expense attributed to staffing (personnel costs), operation and maintenance of bank buildings and equipment, banking service promotion, state franchise taxes and assessments, and other operating expenses.

Income Taxes    The provision for federal income taxes totaled $180,000 for the fiscal year-ended December 31, 2002, a decrease of $13,000, or 6.74%, over the provision in 2001. The effective tax rates were 14.6% and 16.7% for the years ended December 31, 2002 and 2001.

Impacting the tax provisions for the five years covered in the five-year consolidated financial summary is the level of net income of the bank and holding company, and the level of tax-exempt income on securities, which was $498,000; $291,000; $269,000, $318,000; and $349,000 for the years 2002, 2001, 2000, 1999, and 1998, respectively.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes” requiring a liability approach to accounting for income taxes as opposed to a deferred approach. The liability approach places emphasis on the accuracy of the balance sheet while the deferred approach emphasizes the income statement. Under the liability approach, deferred taxes are computed based on the tax rates in effect for the periods in which temporary differences are expected to reverse. An annual adjustment of the deferred tax liability or asset is made for any subsequent change in tax rates.

Effects of Inflation/Changing Prices    The effects of inflation on operations of the Bank occurs through increased operating costs which can be recovered through increased prices for services. Virtually all of the Bank’s assets and liabilities are monetary in nature and can be re-priced on a more frequent basis than in other industries. Every effort is being made through interest sensitivity management to monitor products and interest rates and their impact on future earnings.

Liquidity and Interest Rate Sensitivity Management Management utilizes several tools currently available to monitor and ensure that liquid funds are available to satisfy the normal loan and deposit needs of its customers while taking advantage of investment opportunities as they arise in order to maintain consistent growth and interest income. Cash and due from banks, marketable investment securities with maximum one-year maturities, and federal funds sold are the principal components of asset liquidity. The “Interest Rate Sensitivity” table, indicates that the Bank is in a liability sensitive position which is more beneficial in a period of declining interest rates since liabilities can be re-priced at lower rates. In periods of rising interest rates, interest sensitive assets are more favorable since they allow adjustment of interest sensitive assets prior to maturing interest sensitive liabilities.

Interest Rate Sensitivity

	December 31, 2002			Repricing or Maturing
	Within 3 Months	Over 3 Months to 1 Year	Over 1 Year to 2 Years	After 2 Years		Total
	In thousands, except ratios

Loans	$8,792	$	$		$35,099		$71,555
Investment securities	4,080	9,823	4,985		26,276		45,164
Other earning assets	—	—	—
Other assets	—	—	—		11,534		15,671
Total assets	$12,878	$26,127	$15,671		$77,046		132,390
Noninterest-bearing deposits				$			$13,403
Interest-bearing deposits	$14,539	$23,648	$12,084				83,609
Borrowed funds	4,477	—	1,000		15,769		21,246
Other liabilities and equity	—	—	—				14,132
Total liabilities and equity	$19,016	$23,648	$13,084	$		$
Gap*	$(6,144)	$2,479	$3,261		$404
Cumulative gap	(6,144)	(3,665)	(404)
Cumulative gap as a percent of total	(4.63%)	(2.76%)			0.00%

	December 31, 2001			Repricing or Maturing
	Within 3 Months	Over 3 Months to 1 Year	Over 1 Year to 2 Years	After 2 Years		Total
	In thousands, except ratios

Loans	$6,282	$6,235	$5,312		$43,209		$61,038
Investment securities	5,316	7,304	7,405		16,964		36,989
Other earning assets	—
Other assets					11,534		11,534
Total assets	$11,598	$13,539	$12,717		$71,707		109,561
Noninterest-bearing deposits				$			$12,718
Interest-bearing deposits	$15,484	$19,534	$10,030	$			73,035
Borrowed funds	4,085				6,009		10,094
Other liabilities and equity							13,714
Total liabilities and equity	$19,569	$19,534	$10,030	$		$
Gap*	$(7,971)		$2,687		$11,279
Cumulative gap	(7,971)
Cumulative gap as a percent of total assets	(7.27%)				0.00%

S R Snodgrass

1000 Stonewood Drive

Suite 200

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders

FC Banc Corp.

We have audited the accompanying consolidated balance sheet of FC Banc Corp. and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2000, were audited by other auditors whose report dated January 17, 2001 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FC Banc Corp. and subsidiary as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ S.R. Snodgrass, A.C.

Wexford, PA

January 10, 2003

FC BANC CORP.

CONSOLIDATED BALANCE SHEET

	December 31,
	2002	2001
	(Dollars in thousands)
ASSETS
Cash and due from banks	$4,825	$3,659
Federal funds sold	—	3,000

Cash and cash equivalents	4,825	6,659
Investment securities available for sale	45,164	33,989
Loans	71,555	61,038
Less allowance for loan losses	1,213	1,499

Net loans	70,342	59,539
Premises and equipment	7,023	4,575
Bank owned life insurance	2,757	2,607
Accrued interest and other assets	2,279	2,192

TOTAL ASSETS	$132,390	$109,561

LIABILITIES
Deposits:
Noninterest-bearing	$13,403	$12,718
Interest-bearing	83,609	73,035

Total deposits	97,012	85,753

Short-term borrowings	4,477	4,085
Other borrowings	16,769	6,009
Accrued interest and other liabilities	1,224	1,535

TOTAL LIABILITIES	119,482	97,382

STOCKHOLDERS’ EQUITY
Preferred stock of $25 par value; 750 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value; 4,000,000 shares authorized, 665,632 shares issued	832	832
Additional paid-in capital	1,364	1,366
Retained earnings	12,463	11,793
Accumulated other comprehensive income	536	109
Treasury stock, at cost (91,205 and 75,478 shares)	(2,287)	(1,921)

TOTAL STOCKHOLDERS’ EQUITY	12,908	12,179

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$132,390	$109,561

See accompanying notes to consolidated financial statements.

FC BANC CORP.

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
INTEREST INCOME
Interest and fees on loans	$5,050	$5,192	$4,963
Federal funds sold	19	193	29
Investment securities:
Taxable	1,411	1,205	1,647
Exempt from federal income tax	498	291	269

Total interest income	6,978	6,881	6,908

INTEREST EXPENSE
Deposits	1,815	2,536	2,884
Short-term borrowings	76	203	57
Other borrowings	441	144	2

Total interest expense	2,332	2,883	2,943

NET INTEREST INCOME	4,646	3,998	3,965
Provision for loan losses	(275)	—	(134)

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,921	3,998	4,099

NONINTEREST INCOME
Service charges on deposit accounts	541	470	419
Investment securities gains, net	37	40	19
Bank-owned life insurance earnings	161	128	127
Other income	173	140	121

Total noninterest income	912	778	686

NONINTEREST EXPENSE
Salaries and employee benefits	2,338	1,691	1,535
Net occupancy and equipment expenses	670	659	635
Professional fees	249	194	154
State franchise tax	155	144	139
Loss on disposal of premises and equipment	—	—	263
Data processing	214	173	143
Other expense	975	759	725

Total noninterest expense	4,601	3,620	3,594

Income before income taxes	1,232	1,156	1,191
Income taxes	180	193	305

NET INCOME	$1,052	$963	$886

EARNINGS PER SHARE
Basic	$1.82	$1.62	$1.44
Diluted	1.81	1.60	1.42
.

See accompanying notes to consolidated financial statements

FC BANC CORP

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity	Comprehensive Income
	(Dollars in thousands)
Balance, December 31, 1999	$832	$1,371	$10,720	$(523)	$(1,047)	$11,353
Net income			886			886	$886
Other comprehensive income:
Unrealized gain on available for sale
securities, net of reclassification
Adjustment, net of taxes of $225				449		449	449
Comprehensive income							$1,335

Cash dividends ($.64 per share)			(394)			(394)
Purchase of treasury stock					(570)	(570)
Exercise of stock options (2,360 shares)		(5)			57	52

Balance, December 31, 2000	832	1,366	11,212	(74)	(1,560)	11,776
Net income			963			963	$963
Other comprehensive income:
Unrealized gain on available for sale
securities, net of reclassification
adjustment, net of taxes of $95				183		183	183
Comprehensive income							$1,146

Cash dividends ($.64 per share)			(382)			(382)
Purchase of treasury stock					(361)	(361)

Balance, December 31, 2001	832	1,366	11,793	109	(1,921)	12,179
Net income			1,052			1,052	$1,052
Other comprehensive income:
Unrealized gain on available for sale
securities, net of reclassification
Adjustment, net of taxes of $220				427		427	427
Comprehensive income							$1,479

Cash dividends ($.66 per share)			(382)			(382)
Purchase of treasury stock					(406)	(406)
Exercise of stock options (1,600 shares)		(2)			40	38

Balance, December 31, 2002	$832	$1,364	$12,463	$536	$(2,287)	$12,908

					2002	2001	2000
Components of comprehensive income:
Change in net unrealized gain on investments available for sale					$451	$209	$462
Realized gains included in net income, net of taxes of $13, $14, and $6					(24)	(26)	(13)

Total					$427	$183	$449

See accompanying notes to consolidated financial statements.

FC BANC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$1,052	$963	$886
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(275)	—	(134)
Investment securities gain, net	(37)	(40)	(19)
Loss from disposal of premises and equipment	—	—	263
Depreciation, amortization and accretion	477	448	432
Deferred income taxes	63	31	112
Decrease (increase) in accrued interest receivable	5	(51)	(67)
Increase (decrease) in accrued interest payable	3	(91)	44
Other, net	(379)	61	(311)

Net cash provided by operating activities	909	1,302	1,206

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	16,177	15,566	7,555
Purchases	(36,749)	(21,952)	(205)
Proceeds from sales	10,045	130	62
Decrease (increase) in loans, net	(10,660)	1,644	(6,806)
Purchases of premises and equipment	(2,755)	(2,835)	(533)
Purchase of regulatory stock	(462)	(19)	—

Net cash provided by (used for) investing activities	(24,404)	(7,447)	73

FINANCING ACTIVITIES
Increase (decrease) in deposits, net	11,259	826	(2,032)
Increase in short-term borrowings, net	392	1,850	2,235
Proceeds from other borrowings	10,847	5,993	—
Repayments of other borrowings	(87)	(7)	(6)
Purchases of treasury stock	(406)	(361)	(570)
Proceeds from stock option exercises	38	—	52
Cash dividends	(382)	(382)	(394)

Net cash provided by (used for) financing activities	21,661	7,919	(715)

Increase (decrease) in cash and cash equivalents	(1,834)	1,774	564
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	6,659	4,885	4,321

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,825	$6,659	$4,885

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$2,329	$2,974	$2,899
Income taxes	184	100	312

See accompanying notes to consolidated financial statements.

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting and reporting policies applied in the presentation of the accompanying financial statements follows:

Nature of Operations and Basis of Presentation

FC Banc Corp. (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, Farmers Citizens Bank (the “Bank”). The Bank generates commercial (including agricultural), mortgage and consumer loans and receives deposits from customers located primarily in Crawford, Knox, and Morrow counties in Ohio and the surrounding areas. The Bank operates under a state bank charter and provides full banking services. As a state bank, the Bank is subject to regulations by the State of Ohio Division of Financial Institutions and the Federal Reserve System through the Federal Reserve Bank of Cleveland.

The consolidated financial statements include the accounts of FC Banc Corp., and its wholly-owned subsidiary, Farmers Citizens Bank, after elimination of all material intercompany transactions and balances.

The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practice within the banking industry. Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date and revenues and expenses for that period. Actual results could differ from those estimates.

Investment Securities

Currently, the Company’s investment securities portfolio is classified as available for sale. The portfolio serves principally as a source of liquidity and is carried at fair value with unrealized holding gains and losses for available for sale securities reported as a separate component of stockholders’ equity, net of tax, until realized. Debt securities acquired with the intent to hold to maturity would be classified as held to maturity and carried at cost adjusted for amortization of premium and accretion of discount, which are computed using the interest method, and recognized as adjustments of interest income. Realized security gains and losses are computed using the specific identification method. Interest and dividends on investment securities are recognized as income when earned.

Common stock of the Federal Home Loan Bank (the “FHLB”), Federal Reserve Bank, and Great Lakes Bankers Bank represents ownership in institutions which are wholly-owned by other financial institutions. These equity securities are accounted for at cost and are included in other assets.

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans

Loans are reported at their principal amount net of the allowance for loan losses. Interest income is recognized as income when earned on the accrual method. The accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, the borrower’s financial condition is such that collection of interest is doubtful. Loans are returned to accrual status when past due interest is collected and the collection of principal probable.

Loan origination fees and certain direct loan origination costs are being differed and the net amount amortized as an adjustment of the related loans yield. Management is amortizing these amounts over the contractual life of the related loans.

Allowance for Loan Losses

The allowance for loan losses represents the amount which management estimates is adequate to provide for probable losses inherent in its loan portfolio. The allowance method is used in providing for loan losses. Accordingly, all loan losses are charged to the allowance, and all recoveries are credited to it. The allowance for loan losses is established through a provision for loan losses which is charged to operations. The provision is based on management’s periodic evaluation of the adequacy of the allowance for loan losses which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors. The estimates used in determining the adequacy of the allowance for loan losses, including the amounts and timing of future cash flows expected on impaired loans, are particularly susceptible to significant change in the near term.

A loan is considered impaired when it is probable the borrower will not repay the loan according to the original contractual terms of the loan agreement. Management has determined that first mortgage loans on one-to-four family properties and all consumer loans represent large groups of smaller-balance homogeneous loans that are to be collectively evaluated. Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired. A loan is not impaired during a period of delay in payment if the Company expects to collect all amounts due including interest accrued at the contractual interest rate for the period of delay. All loans identified as impaired are evaluated independently by management. The Company estimates credit losses on impaired loans based on the present value of expected cash flows or the fair value of the underlying collateral if the loan repayment is expected to come from the sale or operation of such collateral.

Impaired loans, or portions thereof, are charged off when it is determined a realized loss has occurred. Until such time, an allowance for loan losses is maintained for estimated losses. Cash receipts on impaired loans are applied first to accrued interest receivable unless otherwise required by the loan terms, except when an impaired loan is also a nonaccrual loan. Payments received on nonaccrual loans is recorded as income or applied against principal according to management’s judgment as to the collectibility of such principal.

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is principally computed on the straight-line method over the estimated useful lives of the related assets, which range from three to ten years for furniture, fixtures, and equipment and 25 to 50 years for building premises. Leasehold improvements are amortized over the shorter of their estimated useful lives or their respective lease terms, which range from seven to fifteen years. Expenditures for maintenance and repairs are charged against income as incurred. Costs of major additions and improvements are capitalized.

Postretirement Benefits

The Company maintains a non-contributory defined post-retirement plan covering all employees. The plan provides a level of life and health insurance to retirees which is based on their annual compensation prior to retirement.

Income Taxes

The Company and the Bank file a consolidated federal income tax return. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Earnings Per Share

The Company provides dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated utilizing net income as reported in the numerator and average shares outstanding in the denominator. The computation of diluted earnings per share differs in that the dilutive effects of any stock options, warrants, and convertible securities are adjusted in the denominator.

Stock Options

The Company maintains a stock option plan for key officers, employees, and non-employee directors.

The Company accounts for the Plan under provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this Opinion, no compensation expense has been recognized with respect to the Plan because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the grant date.

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options (Continued)

Had compensation expense for the stock option plans been recognized in accordance with the fair value accounting provisions of FAS No. 123, “Accounting for Stock-based Compensation,” net income applicable to common stock, basic and diluted net income per common share for the year ended December 31, would have been as follows:

	2002	2001	2000
Net income as reported	$1,052	$963	$886
Less pro forma expense related to option	39	52	10

Pro forma net income	1,013	911	876

Basic net income per common share:
As reported	$1.82	$1.62	$1.44
Pro forma	1.75	1.53	1.42
Diluted net income per common share:
As reported	$1.81	$1.60	$1.42
Pro forma	1.75	1.52	1.40

For purposes of computing pro forma results, the Company estimated the fair values of stock options using the Black-Scholes option pricing model. The model requires the use of subjective assumptions which can materially affect fair value estimates. Therefore, the pro forma results are estimates of results of operations as if compensation expense had been recognized for the stock option plans. The fair value of each stock option granted was estimated using the following weighted-average assumptions:

Grant Year	Expected Dividend Yield	Risk-free Interest Rate	Expected Volatility	Remaining Expected Life (in years)
1997	1.03%	6.89%	16.60%	4.31
1998	1.03%	5.77%	16.60%	5.17
1999	1.03%	5.17%	16.60%	6.22
2000	1.03%	6.75%	16.60%	7.05
2001	1.03%	5.37%	16.60%	8.50
2002	1.03%	4.05%	16.60%	9.88

Cash Flow Information

The Company has defined cash and cash equivalents as those amounts included in the balance sheet captions cash and due from banks and Federal funds sold.

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 143, Accounting for Asset RetirementObligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount. The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations. The adoption of this statement, which is effective January 1, 2003, is not expected to have a material effect on the Company’s financial statements.

In October 2001, the FASB issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS No. 144 supercedes FAS No. 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. FAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. FAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. The adoption of this statement is not expected to have a material effect on the Company financial statements.

In April 2002, the FASB issued FAS No. 145, Recission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. FAS No. 145 rescinds FAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. This statement also amends FAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements, which are not substantive but in some cases may change accounting practice. The provisions of this statement related to the rescission of FAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishments of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. Early adoption of the provisions of this statement related to FAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this statement shall be effective for financial statements issued on or after May 15, 2002. Early application of this statement is encouraged. The adoption of the effective portions of this statement did not have an impact on the Company’s financial position of results of operations. The adoption of the remaining portions of this statement is not expected to have an impact on the Company’s financial position or results of operations.

In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated and Exit or Disposal Activities, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The new statement will be effective for exit or disposal activities initiated after December 31, 2002, the adoption of which is not expected to have a material effect on the Company’s financial statements.

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

On October 1, 2002, FASB issued FAS No. 147, Acquisitions of Certain Financial Institutions, effective for all business combinations initiated after October 1, 2002. This statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. This statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of FAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method. The acquisition of all or part of a financial institution that meets the definition of a business combination shall be accounted for by the purchase method in accordance with FAS No. 141, Business Combinations, and FAS No. 142, Goodwill and Other Intangible Assets. This statement also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets (such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets), including those acquired in transactions between two or more mutual enterprises. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

On December 31, 2002, the FASB issued FAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amends FAS No. 123, Accounting for Stock-Based Compensation. FAS No. 148 amends the disclosure requirements of FAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Under the provisions of FAS No. 123, companies that adopted the preferable, fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a “ramp-up” effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results. To address that concern, FAS No. 148 provides two additional methods of transition that reflect an entity’s full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect. FAS No. 148 also improves the clarity and prominence of disclosures about the pro forma effects of using the fair value based method of accounting for stock-based compensation for all companies—regardless of the accounting method used—by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, the statement improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. The transition guidance and annual disclosure provisions of FAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

In November, 2002, the FASB issued Interpretation No.45, Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. This interpretation clarifies that a guarantor is required to disclose (a) the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee,

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

(c) the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.

Reclassification of Comparative Amounts

Certain items previously reported have been reclassified to conform with the current year’s format. Such reclassifications did not affect net income or stockholders’ equity.

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

	2002	2001	2000
Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	579,444	596,213	614,754
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	871	3,658	10,112

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	580,315	599,871	624,866

Options to purchase 14,500 and 16,400 shares of common stock as of December 31, 2002 and 2001, respectively were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

3.     INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated market values of securities available for sale are as follows:

	2002
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. Government agency securities	$6,487	$147	—	$6,634
Obligations of state and political subdivisions	15,393	300	(110)	15,583
Mortgage-backed securities	22,413	460	(1)	22,872

Total debt securities	44,293	907	(111)	45,089
Equity securities	58	17	—	75

Total	$44,351	$924	$(111)	$45,164

	2001
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government agency securities	$15,567	$103	$(49)	$15,621
Obligations of state and political subdivisions	8,803	70	(84)	8,789
Corporate securities	1,388	10	—	1,398
Mortgage-backed securities	7,994	104	(3)	8,095

Total debt securities	33,752	287	(136)	33,903
Equity securities	73	13	—	86

Total	$33,825	$300	$(136)	$33,989

The amortized cost and estimated market value of debt securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Costs	Estimated Market Value
Due in one year or less	$1,243	$1,255
Due after one year through five years	4,892	5,002
Due after five years through ten years	6,815	7,055
Due after ten years	31,343	31,777

Total	$44,293	$45,089

3.     INVESTMENT SECURITIES AVAILABLE FOR SALE (Continued)

Investment securities with a carrying value of $18,792 and $17,908 at December 31, 2002 and 2001, respectively, were pledged to secure deposits and other purposes as required by law.

The following is a summary of proceeds received, gross gains, and gross losses realized on the sale of investment securities available for sale for the years ended December 31, 2002, 2001, and 2000.

	2002	2001	2000
Proceeds from sales	$10,045	$130	$62
Gross gains	63	40	19
Gross losses	26	—	—

4.    LOANS

Major classifications of loans are summarized as follows:

	2002	2001
Loans secured by real estate:
Construction	$558	$1,087
Commercial	22,029	19,753
Residential	32,227	26,104
Commercial, financial, and agricultural	7,802	5,940
Consumer	8,939	8,154

	71,555	61,038
Less allowance for loan losses	1,213	1,499

Net loans	$70,342	$59,539

Changes in the allowance for loan losses for the years ended December 31, are as follows:

	2002	2001	2000
Balance, January 1	$1,499	$1,496	$1,732
Add:
Provisions charged to operations	(275)	—	(134)
Recoveries	14	94	81
Less loans charged off	(25)	(91)	(183)

Balance, December 31	$1,213	$1,499	$1,496

The Company grants residential, commercial, and consumer loans to customers throughout its trade area which is concentrated in Crawford, Knox, and Morrow counties in Ohio. Although the Company has a diversified loan portfolio at December 31, 2002 and 2001, a substantial portion of its debtors’ ability to honor their loan agreements is dependent upon the economic stability of its immediate trade area.

4.     LOANS (Continued)

Certain directors and executive officers of the Company, members of their immediate families and companies in which they are principal owners (i.e., at least 10%), were indebted to the Company at December 31, 2002 and 2001. A summary of the activity on the related party loans to certain directors and executive officers and their related companies and immediate families, consists of the following:

2001	Advances	Repayments	2002
$2,650	$263	$481	$2,432

5.     PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows:

	2002	2001
Land and land improvements	$834	$726
Building and leasehold improvements	5,797	1,073
Furniture, fixtures, and equipment	1,806	1,318
Construction in-progress	—	2,781

	8,437	5,898
Less accumulated depreciation	1,414	1,323

Total	$7,023	$4,575

Depreciation charged to operations was $308 in 2002, $301 in 2001, and $336 in 2000.

6.    DEPOSITS

Time deposits at December 31, 2002 mature $29,045, $8,770, $8,035, $2,729, $1,603, and $0 during 2003, 2004, 2005, 2006, 2007, and beyond 2007, respectively.

Time deposits include certificates of deposit in denominations of $100,000 or more. Such deposits aggregated $13,895 and $7,469 at December 31, 2002 and 2001, respectively.

Maturities on time deposits of $100,000 or more at December 31, 2002 are as follows:

Within three months	$2,769
Beyond three but within six months	5,743
Beyond six but within twelve months	2,015
Beyond one year	3,368

Total	$13,895

7.    SHORT-TERM BORROWINGS

The outstanding balances and related information of short-term borrowings which includes securities sold under agreements to repurchase, are summarized as follows:

	2002	2001
Balance at year-end	$4,477	$4,085
Average balance outstanding	5,136	5,726
Maximum month-end balance	6,697	8,022
Weighted-average rate at year-end	1.41%	2.03%
Weighted-average rate during the year	1.71%	3.55%

Average balances outstanding during the year represent daily average balances, and average interest rates represent interest expense divided by the related average balance.

Investment securities with a carrying value of $4,892 and $8,072 at December 31, 2002 and 2001, respectively, were pledged as collateral for these borrowings.

8.    OTHER BORROWINGS

Other borrowings are summarized as follows:

	Maturity
Description	Date	Amount	Rate
FHLB fixed-rate advance	02/22/04	$1,000	5.47%
FHLB fixed-rate advance	03/21/06	1,000	5.35%
FHLB mortgage matched	11/01/11	914	4.99%
FHLB convertible 10/5	10/04/11	1,000	4.32%
FHLB convertible 10/5	11/09/11	2,000	3.97%
FHLB convertible 5 year	04/23/07	5,000	4.57%
FHLB cmp advance	07/26/07	2,347	3.48%
FHLB convertible 10/5	07/26/12	2,500	4.03%
FHLB fixed-rate advance	12/11/07	1,000	3.68%

		16,761
Note payable		8

		$16,769

Borrowing capacity consists of credit arrangements with the FHLB of Cincinnati. FHLB borrowings are subject to annual renewal, incur no service charges, and are secured by a blanket security agreement on certain investment and mortgage-backed securities, outstanding residential mortgages, and the Bank’s investment in FHLB stock. As of December 31, 2002, the Bank’s maximum borrowing capacity with the FHLB was approximately $59,381.

9.    INCOME TAXES

The provision for federal income taxes consists of:

	2002	2001	2000
Current payable	$117	$162	$193
Deferred	63	31	112

Total provision	$180	$193	$305

9.    INCOME TAXES (Continued)

The tax effects of deductible and taxable temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2002	2001
Deferred tax assets
Allowance for loan losses	$88	$182
Accrued expenses and employee benefits	310	187
Deferred tax assets	398	369

Deferred tax liabilities:
Unrealized gain on available for sale securities	276	54
Premises and equipment	106	29
Investment discount’s accretion	1	1
Other	45	30
Deferred tax liabilities	428	114

Net deferred tax assets (liabilities)	$(30)	$255

The reconciliation between the federal statutory rate and the Company’s effective consolidated income tax rate is as follows:

	2002		2001		2000
	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income
Provision at statutory rate	$419	34.0%	393	34.0%	405	34.0%
Tax exempt interest	(172)	(13.9)	(106)	(9.2)	(96)	(8.0)
Life insurance income	(55)	(4.5)	(43)	(3.7)	(43)	(3.6)
Other	(12)	(1.0)	(51)	(4.4)	39	3.3

Actual tax expense and effective rate	$180	14.6%	193	16.7%	305	25.7%

10.    EMPLOYEE BENEFITS

Savings Plan

The Bank maintains a 401(k) retirement savings plan, with all employees eligible for inclusion in the plan. Participants may make salary savings contributions up to 15 percent of their compensation, a portion of which will be matched by the Bank. Additional contributions to the plan may be made at the discretion of the Board of Directors based upon earnings of the Bank. Contributions by the Bank charged to operations were $41, $68, and $65 for the years ended December 31, 2002, 2001, and 2000, respectively.

10.    EMPLOYEE BENEFITS (Continued)

Directors Retirement

The Company maintains a directors retirement plan which provides that any director with 15 years of continuous service will receive an annual retirement benefit equal to that director’s board fees in the year before retirement. The annual retirement benefit will be paid for 15 years. The plan has been amended to provide for pro rata benefits for any director who is unable to satisfy the 15 years of continuous service requirement due to the mandatory director’s retirement provision upon reaching 70 years of age. The Bank has purchased individual life insurance contracts with respect to this program. The Bank is the owner and beneficiary of the insurance contracts. The expense charged to operations was $30 in 2002, $30 in 2001, and $23 in 2000.

Executive Compensation

The Company and the Bank entered into an Amended and Restated Salary Continuation Agreement dated July 10, 2001 (the “Agreement”) with the former president. The former president was dismissed on February 19, 2002. The Agreement provides that a benefit be paid for fifteen years once he reaches normal retirement age of 65, if his employment was terminated before he attains the age of 65. The former president is entitled to an early termination retirement benefit of $47,000 per year when he attains normal retirement age. The Company has purchased an individual life insurance contract with respect to the retirement portion of this program. The Company is the owner and beneficiary of the insurance contract. The former president is a general creditor of the Company with respect to this retirement benefit. The expense charged to operations was $51 in 2002, $56 in 2001, and $40 in 2000.

Additionally, the Agreement provided a benefit to be paid upon the early termination of the former president. During 2002, the Company paid $291 to the former president under the terms of this agreement.

Postretirement Benefits

The Bank sponsors a non-contributory postretirement plan providing health care coverage. The Bank’s funding policy is to contribute as billed with their normal health care plan. For 2002, 2001, and 2000, the aggregate contributions were $28, $28, and $25, respectively.

The following table sets forth the plan’s funded status at December 31, 2002 and 2001:

	2002	2001
Accumulated postretirement benefit obligation:
Retirees	$511	$236
Other active plan participants	47	60

Total	558	296
Plan assets at fair value	—	—

Accumulated postretirement benefit obligation in excess of plan assets	558	296

Prior service cost not yet recognized in net periodic postretirement benefit cost	(237)	—
Unrecognized net gain (loss) from past experience different from that assumed and effects of any changes in assumptions	(30)	(3)

Unrecognized transition obligation, net of amortization	(105)	(114)

Accrued postretirement cost	$186	$179

10.    EMPLOYEE BENEFITS (Continued)

Postretirement Benefits (Continued)

Postretirement expense for 2002, 2001, and 2000 includes the following components:

	2002	2001	2000
Service cost	$6	$6	$5
Interest cost	19	19	19
Amortization of transition obligation	9	9	9

Total	$34	$34	$33

For measurement purposes a 10 percent annual rate of increase in the per capita of covered health care benefits for those under and over 65, respectively, was assumed for 2002 and 2001. The rate was assumed to decrease gradually to 6 percent at 2013 and remain at that level thereafter.

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.0 percent in 2002 and 7.5 percent in 2001.

Stock Option Plan

The Company has a fixed director and employee stock-based compensation plan. Under the plan, the Company may grant options for up to 65,004 shares of common stock. The exercise price for the purchase of shares subject to a stock option may not be less than 100 percent of the fair market value of the shares covered by the option on the date of the grant. The term of stock options will not exceed 10 years from the date of grant.

The following table presents share data related to the outstanding options:

	2002	Weighted- average Exercise Price	2001	Weighted- average Exercise Price
Outstanding, January 1	58,710	$23.69	56,850	$23.69
Granted	2,860	26.25	2,500	22.40
Exercised	(1,600)	22.00	—	—
Forfeited	(20,410)	22.54	(640)	22.87

Outstanding, December 31	39,560	$24.55	58,710	$23.69

Exercisable at year-end	26,228	$23.93	35,296	$23.06

10.    EMPLOYEE BENEFITS (Continued)

Stock Option Plan (Continued)

The following table summarizes the characteristics of stock options at December 31, 2002:

	Outstanding			Exercisable
Grant Date	Exercise Price	Shares	Contractual Average Life	Average Exercise Price	Shares	Average Exercise Price
04/23/97	$22.00	6,640	4.31	$22.00	6,640	$22.00
03/03/98	22.00	13,560	5.17	22.00	10,848	22.00
03/24/99	28.00	12,700	6.22	28.00	7,620	28.00
01/18/00	28.50	1,800	7.05	28.50	720	28.50
07/01/01	22.40	2,000	8.50	22.40	400	22.40
11/19/02	26.25	2,860	9.88	26.25	—	—

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

	2002	2001
Commitments to extend credit	$3,608	$5,808
Standby letters of credit	100	609

Total	$3,708	$6,417

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

11.    COMMITMENTS (Continued)

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

12.    REGULATORY RESTRICTIONS

Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The required reserve at December 31, 2002 and 2001, was $728 and $686, respectively.

Loans

Federal law prevents the Company from borrowing from the Bank unless the loans are secured by specific obligations. Further, such secured loans are limited in amount of ten percent of the Bank’s common stock and capital surplus.

Dividends

The Bank is subject to a dividend restriction which generally limits the amount of dividends that can be paid by an Ohio state-chartered bank. Under the Ohio Banking Code, cash dividends may not exceed net profits as defined for that year combined with retained net profits for the two preceding years less any required transfers to surplus. Under this formula, the amount available for payment of dividends in 2003 is $624 plus 2003 profits retained up to the date of the dividend declaration.

13.    REGULATORY CAPITAL

Federal regulations require the Company and the Bank to maintain minimum amounts of capital. Specifically, each is required to maintain certain minimum dollar amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average total assets.

In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Should any institution fail to meet the requirements to be considered “adequately capitalized,” it would become subject to a series of increasingly restrictive regulatory actions.

As of December 31, 2002 and 2001, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based, and Tier 1 Leverage capital ratios must be at least ten percent, six percent, and five percent, respectively.

13.    REGULATORY CAPITAL (Continued)

The Company’s actual capital ratios are presented in the following table which shows the Company met all regulatory capital requirements. The capital position of the Bank does not differ significantly from the Company’s.

	2002		2001
	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk-weighted Assets)

Actual	$13,304	16.00%	$12,978	18.09%
For Capital Adequacy Purposes	6,652	8.00	5,741	8.00
To Be Well Capitalized	8,315	10.00	7,176	10.00

Tier I Capital
(to Risk-weighted Assets)

Actual	$12,263	14.75%	$12,070	16.82%
For Capital Adequacy Purposes	3,326	4.00	2,870	4.00
To Be Well Capitalized	4,988	6.00	4,306	6.00

Tier I Capital
(to Average Assets)

Actual	$12,263	9.38%	$12,070	0.77%
For Capital Adequacy Purposes	5,229	4.00	4,482	4.00
To Be Well Capitalized	6,537	5.00	5,603	5.00

14.    FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company’s financial instruments at December 31, are as follows:

	2002		2001
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and due from banks	$4,825	$4,825	$3,659	$3,659
Federal funds sold	—	—	3,000	3,000
Investment securitiesavailable for sale	45,164	45,164	33,989	33,989
Net loans	70,342	72,260	59,539	59,920
Regulatory stock	914	914	452	452
Bank-owned life insurance	2,757	2,757	2,607	2,607
Accrued interest receivable	796	796	803	803

Total	$124,798	$126,716	$104,049	$104,430

Financial liabilities:
Deposits	$97,012	$98,094	$85,753	$86,767
Short-term borrowings	4,477	4,477	4,085	4,085
Other borrowings	16,769	17,326	6,009	6,009
Accrued interest payable	134	134	137	137

Total	$118,392	$120,031	$95,984	$96,998

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

If no readily available market exists, the fair value estimates for financial instruments should be based upon management’s judgment regarding current economic conditions, interest rate risk, expected cash flows, future estimated losses, and other factors as determined through various option pricing formulas or simulation modeling. As many of these assumptions result from judgments made by management based upon estimates which are inherently uncertain, the resulting estimated fair values may not be indicative of the amount realizable in the sale of a particular financial instrument. In addition, changes in assumptions on which the estimated fair values are based may have a significant impact on the resulting estimated fair values.

As certain assets such as deferred tax assets and premises and equipment are not considered financial instruments, the estimated fair value of financial instruments would not represent the full value of the Company.

14.    FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS (Continued)

The Company employed simulation modeling in determining the estimated fair value of financial instruments for which quoted market prices were not available based upon the following assumptions:

Cash and Due from Banks, Federal Funds Sold, Regulatory Stock, Accrued Interest Receivable, Accrued Interest Payable, and Short-term Borrowings

The fair value is equal to the current carrying value.

Bank-owned Life Insurance

The fair value is equal to the cash surrender value of the life insurance policies.

Investment Securities

The fair value of investment securities available for sale and held to maturity is equal to the available quoted market price. If no quoted market price is available, fair value is estimated using the quoted market price for similar securities.

Loans, Deposits, and Other Borrowing

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

15.    PARENT COMPANY

Following are condensed financial statements for the Company.

CONDENSED BALANCE SHEET

	December 31,
	2002	2001
ASSETS
Cash and due from banks	$55	$32
Investment securities available for sale	75	86
Investment in subsidiary bank	12,790	12,024
Other assets	3	38

TOTAL ASSETS	$12,923	$12,180

TOTAL LIABILITIES	$15	$1

STOCKHOLDERS’ EQUITY	12,908	12,179

TOTAL LIABILITES AND STOCKHOLDERS’ EQUITY	$12,923	$12,180

CONDENSED STATEMENT OF INCOME

	Year Ended December 31,
	2002	2001	2000
INCOME
Dividends from subsidiary bank	$771	$677	$969
Dividend income	3	5	6
Investment securities gains, net	7	40	19
Other income	2	3	12

Total income	783	725	1,006

EXPENSES
Professional fees	78	33	31
Other	15	15	15

Total expenses	93	48	46
Income before tax benefit and equity in undistributed net income of subsidiary	690	677	960
Income tax benefit	23	1	3
Equity in undistributed net income of subsidiary	339	285	(77)

NET INCOME	$1,052	$963	$886

15.    PARENT COMPANY (Continued)

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
OPERATING ACTIVITIES
Net income	$1,052	$963	$886
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	(339)	(285)	77
Investment securities gains, net	(7)	(40)	(19)
Other	45	—	(21)

Net cash provided by operating activities	751	638	923

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	22	130	62
Purchases	—	—	(73)

Net cash provided by (used for) investing activities	22	130	(11)

FINANCING ACTIVITIES
Purchase of treasury stock	(406)	(361)	(570)
Proceeds from stock option exercise	38	—	52
Cash dividends	(382)	(382)	(394)

Net cash used for financing activities	(750)	(743)	(912)

Increase in cash	23	25	—
CASH AT BEGINNING OF YEAR	32	7	7

CASH AT END OF YEAR	$55	$32	$7

16.    QUARTERLY DATA

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002

Total interest income	$1,647	$1,736	$1,637	$1,958
Total interest expense	538	466	757	571

Net interest income	1,109	1,270	880	1,387
Provision for loan losses	—	(275)	—	—

Net interest income after provision for loan losses	1,109	1,545	880	1,387
Total noninterest income	173	198	408	133
Total noninterest expense	1,238	1,134	949	1,280

Income before income taxes	44	609	339	240
Income taxes	(21)	163	61	(23)

Net income	$65	$446	$278	$263

Per share data:
Net income
Basic	$0.11	$0.77	$0.48	$0.45
Diluted	0.11	0.77	0.48	0.45
Average shares outstanding
Basic	583,089	579,862	579,862	578,648
Diluted	583,089	579,862	582,010	581,468

16.    QUARTERLY DATA (Continued)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2001	2001	2001	2001

Total interest income	$1,779	$1,803	$1,793	$1,506
Total interest expense	782	761	724	616

Net interest income	997	1,042	1,069	890
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	997	1,042	1,069	890
Total noninterest income	184	188	227	179
Total noninterest expense	926	980	1,003	711

Income before income taxes	255	250	293	358
Income taxes	60	57	64	12

Net income	$195	$193	$229	$346

Per share data:
Net income
Basic	$0.32	$0.32	$0.39	$0.59
Diluted	0.31	0.31	0.39	0.59
Average shares outstanding
Basic	600,606	600,007	594,221	590,154
Diluted	610,088	606,857	595,352	590,154

PART III

ITEM 9.    Directors and Executive Officers of the Registrant

The information set forth under the caption “FIRST PROPOSAL- ELECTION OFDIRECTORS”, pages 2 and 3, of the Proxy Statement of the Holding Company and the information under the caption “SECTION 16(a) Beneficial Ownership Reporting Compliance” on page 14 of the Proxy Statement filed February 6, 2003, with the United States Securities and Exchange Commission are incorporated by reference herein.

ITEM 10.    Executive Compensation

The information set forth under the captions “DIRECTOR COMPENSATION”, pages7 through 8 and “EXECUTIVE COMPENSATION”, pages 10 through 12, of the Proxy Statement of the Holding Company filed February 6, 2003, with the United States Securities and Exchange Commission is incorporated by reference herein.

ITEM 11.    Security Ownership of Certain Beneficial Owners and Management

The information set forth under the caption “VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF” on pages 2 and 3 of the Proxy Statement of the Holding Company filed February 6, 2003, with the United States Securities and Exchange Commission is incorporated by reference herein.

ITEM 12.    Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” on page 15 in the Proxy Statement of the Holding Company filed February 6, 2003, with the United States Securities and Exchange Commission is incorporated by reference herein.

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

Exhibit 10    Employment Agreement dated November 19,2002, for John R. Christman, President of Company and Chief Executive Officer of Bank.

Exhibit 99.1-    CEO Certification Pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2-    CFO Certification Pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.3-    Report of Independent Auditors.

(b) 11/26/02    Current Event-Press Release announcing appointment of John R. Christman as Chief Executive Officer of the Farmers Citizens Bank, and Coleman Clougherty as Executive Vice President and Chief Operating Officer also of the Bank.

ITEM 14.    Disclosure Control and Procedures

The Company’s Principal Executive and Financial Officers have evaluated the Company’s disclosure controls and procedures within 90 days of the filing of this report. That evaluation concluded that the disclosure controls and procedures are effective as of the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2002.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FC BANC CORP.

By:	/s/ JOHN R. CHRISTMAN
John R. Christman
President and Principle Executive Officer

By:	/s/ JOHN R. CHRISTMAN
The following persons on behalf of this registrant and in the capacities on the dates indicated.

/s/ ROBERT D. HORD	/s/ DAVID G. DOSTAL
Robert D. Hord	David G. Dostal
Chairman	Director

February 28, 2003	February 28, 2003
Date	Date

/s/ CHARLES W. KIMERLINE	/s/ PATRICK J. DROUHARD
Charles W. Kimerline	Patrick J. Drouhard
Director	Director

February 28, 2003	February 28, 2003
Date	Date

/s/ TERRY L. GERNERT	/s/ JOHN O. SPRENG, JR.
Terry L. Gernert	John O. Spreng, Jr.
Director	Director

February 28, 2003	February 28, 2003
Date	Date

/s/ SAMUEL J. HARVEY	/s/ JOAN C. STEMEN
Samuel J. Harvey	Joan C. Stemen
Director	Director

February 28, 2003	February 28, 2003
Date	Date

/s/ COLEMAN CLOUGHERTY	/s/ JOHN R. CHRISTMAN
Coleman Clougherty	John R. Christman
Principal Financial and Accounting Officer and Treasurer	President, Principal Executive Officer and Director

February 28, 2003	February 28, 2003
Date	Date

CERTIFICATIONS

I, John R. Christman, certify that:

1.    I have reviewed this annual report on Form 10-KSB of FC Banc Corp.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a).    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date February 21, 2003

By         /s/     John R. Christman

John R. Christman, President and Principal Executive Officer

I, Coleman Clougherty, certify that:

1.    I have reviewed this annual report on Form 10-KSB of FC Banc Corp.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date February 21, 2003

By         /s/     Coleman J. Clougherty

Coleman Clougherty, Principal Financial and Accounting Officer and Treasurer