Form 10QSB
period 2003-03-31
FC BANC CORP
filed 2003-05-15
CIK 893539

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

As of April 30, 2003, 574,427 shares of Common Stock of the Registrant were outstanding.  There were no preferred shares outstanding.

Transitional Small Business Disclosure Format (Check One)

Yes ☐	No ☒

FC BANC CORP.
FORM 10-QSB

FC BANC CORP, INC.
CONSOLIDATED BALANCE SHEET (Unaudited)

	(Dollars in thousands, except per share amounts)

	At March 31, 2003	At December 31, 2002

ASSETS
Cash and cash equivalents:
Cash and amounts due from banks	$4,264	$4,825
Federal funds sold	2,000	0

Total cash and cash equivalents	6,264	4,825
Investment securities, available-for-sale	58,050	45,164
Loans	72,512	71,555
Allowance for loan losses	(1,200)	(1,213)

Net loans	71,312	70,342
Premises and equipment	6,934	7,023
Accrued interest and other assets	4,523	5,036

TOTAL ASSETS	$147,083	$132,390

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	13,744	13,403
Interest-bearing	88,239	83,609

Total deposits	101,983	97,012
Short-term borrowings	5,097	4,477
Other borrowings	25,607	16,769
Accrued interest and other liabilities	1,402	1,224

TOTAL LIABILITIES	134,089	119,482
SHAREHOLDERS’ EQUITY
Common shares, no par value; 4,000,000 shares authorized; 665,632 shares issued	832	832
Additional paid-in capital	1,364	1,364
Retained earnings	12,640	12,463
Treasury shares, at cost; 91,205	(2,287)	(2,287)
Accumulated other comprehensive income	445	536

TOTAL SHAREHOLDERS’ EQUITY	12,994	12,908

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$147,083	$132,390

See accompanying notes to unaudited consolidated financial statements

FC BANC CORP, INC.
CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	(Dollars in thousands except earnings per share amounts)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

INTEREST INCOME
Interest and fees on loans	$1,298	$1,233
Interest and dividends on investment securities	532	399
Interest on federal funds sold	3	15

TOTAL INTEREST INCOME	1,833	1,647

INTEREST EXPENSE
Interest on deposits	452	450
Interest on borrowed funds	221	88

TOTAL INTEREST EXPENSE	673	538

NET INTEREST INCOME	1,160	1,109
Provision for loan losses	0	0

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,160	1,109
OTHER INCOME
Service charges	174	139
Bank-owned life insurance earnings	32	32
Investment securities gains, net	79	2
Other income	37	0

TOTAL OTHER INCOME	322	173
OTHER EXPENSES
Salaries and employee benefits	581	802
Net occupancy and equipment	198	138
Legal and professional	82	48
State taxes	38	38
Other expenses	249	212

TOTAL OTHER EXPENSES	1,148	1,238

NET INCOME BEFORE FEDERAL INCOME TAX EXPENSE	334	44
Federal income tax expense (benefit)	54	(21)

NET INCOME	$280	$65

EARNINGS PER SHARE:
Earnings per common share – basic	$0.49	$0.11
Earnings per common share – diluted	$0.49	$0.11

See accompanying notes to unaudited consolidated financial statements

FC BANC CORP, INC.
 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31

	2003	2002

	(dollars in thousands)
Net income	$280	$65
Other comprehensive income(loss):
Unrealized losses on available for sale securities	$(59)	$(142)
Less: Reclassification adjustment for gain included in net income	79	2

Other comprehensive loss before tax	(138)	(144)
Income tax benefit related to other comprehensive income	(47)	(49)

Other comprehensive loss, net of tax	(91)	(95)

Comprehensive income(loss)	189	(30)

See accompanying notes to the unaudited consolidated financial statements

FC BANC CORP, INC.
 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY(Unaudited)

	Common Shares	Additional paid-in capital	Retained Earnings	Accumulated Other Comprehensive Income	Treausry Shares	Total Shareholders Equity

				(Dollars in thousands, except per share data)
Balances at December 31, 2001	$832	$1,366	$11,793	$109	$(1,921)	$12,179
Net income			1,052			1,052
Other comprehensive income:
Unrealized gain on available for sale Securities, net of reclassification Adjustment, net of taxes of $220				427		427
Comprehensive income
Cash dividends ($.66 per share)			(382)			(382)
Purchase of treasury stock					(406)	(406)
Exercise of stock options(1,600 shares)		(2)			40	38

Balances at December 31, 2002	832	1,364	12,463	536	(2,287)	12,908
Net income			280			280
Other comprehensive loss:
Unrealized loss on available for sale Securities, net of reclassification Adjustment, net of taxes of $47				(91)		(91)
Comprehensive income
Cash dividends ($.18 per share)			(103)			(103)
Purchase of treasury stock

Balances at March 31, 2003	$832	$1,364	$12,640	$445	$(2,287)	$12,994

See accompanying notes to unaudited consolidated financial statements

FC BANC CORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	(Dollars in thousands)

	Three Months Ended March 31 2003	Three Months Ended March 31 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	280	65
Adjustments to reconcile net income to net cash Provided by operating activities:
Investments gains, net	(79)	(2)
Gain from disposal of premises and equipment	3	0
Depreciation, amortization, and accretion	222	68
Deferred income taxes	(252)	78
Net change in:
Accrued interest receivable	(90)	(38)
Accrued interest payable	(5)	(16)
Other assets	644	(295)
Other liabilities	183	306

Net cash provided by operating activities	906	166
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(19,315)	(6,030)
Proceeds from sales of securities	1,525	3,054
Proceeds from maturities and repayments of securities available-for-sale	4,987	2,070
Purchases of regulatory stock	(9)	0
Net increase in loans	(970)	(297)
Purchase of premises and equipment	(11)	(1,048)

Net cash used in investing activities	(13,793)	(2,251)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	4,971	834
Net increase in short-term borrowed funds	620	183
Proceeds from long-term FHLB advances	9,000	0
Repayments on borrowings	(162)	(21)
Purchase of treasury stock	0	(216)
Cash dividends paid	(103)	(93)

Net cash provided by financing activities	14,326	687
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	1,439	(1,398)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,825	6,659

CASH AND CASH EQUIVALENTS AT END OF PERIOD	6,264	5,261

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest	678	554
Cash paid during the period for income taxes	0	100

FC BANC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)

March 31, 2003
(Unaudited)

NOTE 1.          BASIS OF PRESENTATION
In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of FC Banc Corp.’s (“Company” or “Bancorp”) financial position as of March 31, 2003, and December 31, 2002, and the results of operations for the three months ended March 31, 2003 and 2002, and the cash flows for the three months ended March 31, 2003 and 2002.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB.  The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

	Three Months Ended March 31,

	2003	2002

Weighted-average common shares outstanding used to calculate basic earnings per share	574,427	583,089
Additional common stock equivalents(stock options) used to calculate diluted earnings per share.	2,505	0

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	576,932	583,089

Options to purchase 14,500 shares of common stock outstanding as of the three months ended March 31, 2003, and 59,350 shares of common stock outstanding as of the three months ended March 31, 2002, at prices from  22.00 to $28.50 were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

NOTE 3          RECENT ACCOUNTING PRONOUNCEMENTS

          In August 2001, the Financial Accounting Standards Board (“FASB”) issued FAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount.  The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations.  The adoption of this statement, which was effective January 1, 2003, did not have a material effect on the Company’s financial position or results of operations.

          In April 2002, the FASB issued FAS No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  FAS No. 145 rescinds FAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. This statement also amends FAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements, which are not substantive but in some cases may change accounting practice.  The provisions of this statement related to the rescission of FAS No. 4 shall be applied in fiscal years beginning after May 15, 2002.  Any gain or loss on extinguishments of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified.  Early adoption of the provisions of this statement related to FAS No. 13 shall be effective for transactions occurring after May 15, 2002.  All other provisions of this statement shall be effective for financial statements issued on or after May 15, 2002.   The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

          In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  This statement replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).  The new statement is effective for exit or disposal activities initiated after December 31, 2002.  The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

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

The following table represents the effect on net income and earnings per share had the stock-based employee compensation expense been recognized:

	Three Months Ended

	2003	2002

Net income, as reported:	$280	$65
Less proforma expense related to stock options	9	13

Proforma net income	271	52

Basic net income per common share:
As reported	$0.49	$0.11
Pro forma	0.47	0.09
Diluted net income per common share:
As reported	$0.49	$0.11
Pro forma	0.47	0.09

In April, 2003, the FASB issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133.  The amendments set forth in FAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in FAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. FAS No. 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting.   This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively.  The provisions of this statement that relate to FAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003.

          In November, 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  This interpretation clarifies that a guarantor is required to disclose (a) the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee.  This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur.  The objective of the initial measurement of that liability is the fair value of the guarantee at its inception.  The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of this interpretation did not have a material effect on the Company’s financial position or results of operations.

          In January, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity.  The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities.  Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests.  This interpretation changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  The adoption of this interpretation has not and is not expected to have a material effect on the Company’s financial position or results of operations.

NOTE 4          REGULATORY CAPITAL
The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at March 31, 2003.

	(Dollars in thousands)

	Actual		For Capital Adequacy Purposes		Categorized as Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-Based Capital (To Risk-Weighted Assets)	$13,533	15.61%	$6,936	8.00%	$8,669	10.00%
Tier I Capital (To Risk-Weighted Assets)	12,448	14.36%	3,467	4.00%	5,201	6.00%
Tier I Capital (To Total Assets)	12,448	9.00%	5,532	4.00%	6,916	5.00%
Tangible Capital (To Total Assets)	12,448	9.00%	5,532	4.00%	N/A	N/A

FC BANC CORP.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(numbers in thousands except per share amounts)

Safe Harbor Clause
          This report contains certain “forward-looking statements.”  The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to all such forward-looking statements.  These forward-looking statements, which are included in Management’s Discussion and Analysis, describe future plans or strategies and include the Company’s expectations of future financial results.  The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions identify forward-looking statements.  The Company’s ability to predict results or the effect of future plans or strategies is inherently uncertain.  Factors which could affect actual results include interest rate trends, the general economic climate in the Company’s market area and the country as a whole, loan delinquency rates, and changes in federal and state regulations.  These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

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

          Earnings per common share were computed by dividing net income by the weighted-average number of shares outstanding for the three-month periods ended March 31, 2003 and 2002.

          The consolidated financial information presented herein has been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). In preparing consolidated financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.  Actual results could differ from such estimates.

          The Company is subject to regulation by the Board of Governors of the Federal Reserve System, which limits the activities in which the Company and the Bank may engage.  The Bank is supervised by the State of Ohio, Division of Financial Institutions and its deposits are insured up to applicable limits under the Bank Insurance Fund (“BIF”) of the Federal Deposit Insurance Corporation (“FDIC”).  The Bank is a member of the Federal Reserve System and is subject to its supervision.  The Company and the Bank must file with the U.S. Securities and Exchange Commission, the Federal Reserve Board and Ohio Division of Financial Institutions the prescribed periodic reports containing full and accurate statements of its affairs.

          The Bank has four banking offices located in Crawford, Morrow and Knox Counties, Ohio.  The primary market area of the Bank is North Central Ohio, which includes Crawford, Morrow, Knox and contiguous counties. The Banks main office is about 60 miles north of the state capital, Columbus, Ohio. Our Bank has various competition in all of the markets we serve. In Bucyrus there are five other financial institutions. In each of Cardington and Fredericktown, there is one. All of our markets are within a short distance to other markets that present another dozen or so competitors. In addition, there are no less than ten mortgages companies in each and every market we serve. In our direct markets, the Bank has approximately a 20% market share of deposits. The economy of our markets is driven by several major components: Manufacturing, retail trade, governmental service, general service, and agricultural. Census data indicates a positive trend in our Morrow and Knox counties areas and a steady trend in Crawford County. The general economic conditions of all three of our markets is reflective of the State of Ohio and to a certain extent our national economy. Overall, the general outlook for the national economy is somewhat neutral. There are pockets of growth, but no true signs of a robust recovery. The local economy also reflects that of the national economic trends, including a modest increase in unemployment in the first quarter of 2003. Signs of a recovery are not present, but there also does not appear to be any significant deterioration in the local economies served by the bank.

FC BANC CORP.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(numbers in thousands except per share amounts)

Changes in Financial Condition

          At March 31, 2003, the consolidated assets of the Company totaled $147.1 million, an increase of $14.7 million, or 11.10%, from $132.4 million at December 31, 2002.  The increase in total assets resulted from growth in investments of $12.9 million, cash and cash equivalents of $1.4 million, and loans of $1.0 million.

          Net loans receivable increased by $1.0 million, or 1.42%, to $71.3 million at March 31, 2003, compared to $70.3 million at December 31, 2002.  Loans secured by real estate and commercial/financial/agricultural loans increased $1.5 million and $0.3 million, respectively. Consumer loans decreased by $0.8 million. The allowance for loan losses has stayed about the same as compared to December 31, 2002. The quality of our loan portfolio continues to be strong, as delinquency continues to be below peer group. As noted above, most growth in the loan portfolio in the first quarter was residential real estate which reflects the demand for consumers in their efforts to refinance their existing debt. While we have not yet seen significant improvement in the economic signals, we have been experiencing some growth in our loan prospecting for business and agricultural loans. We expect a slow down in residential lending because many people have already taken advantage of refinancing opportunities.

          Investment securities increased by $12.9 million, or 28.53% to $58.1 million at March 31, 2003, compared to $45.2 million at December 31, 2002.  The investment portfolio has grown mostly due to an investment strategy to leverage the bank through the use of alternative sources of funds, typically borrowings. In using this strategy, the bank borrows funds and invests that money in mortgage backed securities with a similar average life. When entering into these transactions the bank earns an initial spread of at least 125 basis points. In the first quarter of 2003, the bank borrowed $9.0 million which was put into investments.  The rest of the increase is due to an increase in interest bearing deposits.

          Total cash and cash equivalents increased by $1.4 million to $6.3 million at March 31, 2003, compared to $4.8 million at December 31, 2002.  Cash and due from declined $0.6 million due to monitoring of teller cash levels. Federal Funds Sold increased by $2.0 million due to the bank’s current liquidity position.

          Deposit liabilities increased by $5.0 million, or 5.15%, to $102.0 million at March 31, 2003, from $97.0 million at December 31, 2002. Demand accounts, savings accounts, and certificates of deposits increased by $0.3 million, $0.5 million, and $4.8 million, respectively. Money market accounts declined $0.6 million, and interest bearing checking accounts remained relatively constant. Certificate of deposits have grown due to increases in the 25-month and public fund categories.

FC BANC CORP.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(numbers in thousands except per share amounts)

          Total shareholders’ equity was $13.0 million at March 31, 2003 as compared to $12.9 million on December 31, 2002.  During the first three months of 2003 shareholders equity increased due to net income of $0.3 million which was partially offset by a shareholders dividend of $0.1 million, and a decrease of $0.1 million in accumulated other comprehensive income.

          The Bank’s liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities.  Principal sources of funds are deposits, loan and mortgage-backed security repayments, maturities of securities and other funds provided by operations.  The Bank also has the ability to borrow from the Federal Home Bank of Cincinnati (“FHLB”) as well as the Federal Reserve Bank of Cleveland (“FRB” or “Fed”).  While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and mortgage-backed security prepayments are more influenced by interest rates, general economic conditions and competition.  The Bank maintains investments in liquid assets based upon management’s assessment of (i) the need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets and (iv) the objectives of the asset/liability management program.  In the ordinary course of business, part of such liquid investments is composed of deposits at correspondent banks. Although the amount on deposit at such banks often exceeds the $100,000 limit covered by FDIC insurance, the Bank monitors the capital and financial condition of such institutions to ensure that such deposits do not expose the Bank to undue risk of loss.

          The Asset/Liability Management Committee of the Company is responsible for liquidity management.  This committee, which is comprised of various managers, has an Asset/Liability Policy that covers all assets and liabilities, as well as off-balance sheet items that are potential sources and uses of liquidity.  The Company’s liquidity management objective is to maintain the ability to meet commitments to fund loans and to purchase securities, as well as to repay deposits and other liabilities in accordance with their terms.  The Company’s overall approach to liquidity management is to ensure that sources of liquidity are sufficient in amounts and diversity to accommodate changes in loan demand and deposit fluctuations without a material adverse impact on net income.  The Committee monitors the Company’s liquidity needs on an ongoing basis.  Currently the Company has several sources available for both short- and long-term liquidity needs.  These include, but are not restricted to advances from the FHLB, Federal Funds and borrowings from the Fed and other correspondent banks.

          The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the FRB.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material affect on the Company and the consolidated financial statements.  Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgements by the regulators about components, risk-weighing, and other factors.

FC BANC CORP.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(numbers in thousands except per share amounts)

          Qualitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined by the regulations), and Tier I capital to average assets (as defined).  Management believes, as of March 31, 2003, that the Bank meets all of the capital adequacy requirements to which it is subject.

          As of December 31, 2002, the most recent notification from the FDIC, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.  To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as specified by the regulators. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

          At March 31, 2003, FC Banc Corp. had no commitments for capital expenditures.

FC BANC CORP.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(numbers in thousands except per share amounts)

Results of Operations

Comparison of Three Months Ended March 31, 2003 and 2002

          General.  Net income increased by $215, from $65 to $280 during the first quarter of 2003 as compared to the same three-month period ended March 31, 2002. Net income for the first quarter of 2002 was negatively impacted due to the accrued expense associated with the Board’s decision to terminate the employment of its former President and CEO. On May 7, 2002, the Bank and its parent Company entered into an agreement and general release with its former President and CEO. In consideration for signing an agreement releasing the Bank and the Company from any claim that he may have had in connection with his employment with the Company and the Bank, the Company agreed to pay him various amounts of money to extinguish previously existing contractual compensation entitlements with the Bank and the Company. In accordance with the Accounting Standards Statement No. 5, the company recorded a liability and incurred the expense of the amounts due under the terms of the employment contract.

          Net Interest Income.  Net interest income increased by $51 for the three months ended March 31, 2003 as compared to March 31, 2002. An increase of $186 in interest income was offset by an increase of $135 in interest expense. The bank’s interest income has grown due to the increase in size of the bank, which has been offset by decreases in average rate earned. The bank’s interest expense has increased due to the increase in borrowings cost.

Interest Income.  The increase in the size of the bank was the primary contributing factor to the increase in interest income of $186, or 11.29%, for the three months ended March 31, 2003 compared to 2002. This was partially offset by a decrease in the average rate earned on earning assets of 53 basis points. Loan interest and fee income increased by $65 resulting primarily from an increase in average total loans. Average loans for the first quarter of 2003 were $71.9 million compared to $60.8 million in the first quarter of 2002, an increase of 18.3%.  The increase was mostly in real estate loans with slight increases in commercial and installment. The increase in real estate loans was due to lower interest rates. The average rate earned on loans was 7.13% in the first quarter of 2003 compared to 7.74% during the same period in 2002.  Interest and dividends on investment securities increased by $133 due to the growth of the investment portfolio. The average balance of the investment portfolio was $50.6 million in the first quarter of 2003 compared to $34.3 million for the same period in 2002. This increase was mostly due to the return on equity enhancement strategy discussed previously in the Changes in Financial Condition area of this report. Also, income from federal funds sold decreased by $12 due to a decrease in average balance. The average balance for federal funds sold in the first quarter of 2003 was $1.3 million compared to $3.6 million for the same period in 2002.

          Interest Expense.  Interest expense on deposit liabilities increased by $2, or 0.44% for the three months ended March 31, 2003, as compared to the same period in 2002. Total average deposits increased by $12.6 million comparing March 31, 2003, to 2002. The expense incurred due to the growth was offset by the 26 basis point decrease in cost of funds. Interest expense paid on borrowings increased

FC BANC CORP.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(numbers in thousands except per share amounts)

by $133 due to an increase in average borrowings of $14.9 million at March 31, 2003 as compared to March 31, 2002. Comparing the first quarter of 2003 to the first quarter of 2002, the Bank’s average cost of funds (including borrowings) for the first three months of 2003 was 2.18%, as compared to 2.23% for the same period in 2002.

          Provision for Loan Losses. Based upon continued strong credit quality the Bank did not expense any provision for loan losses during the first quarter of 2003. We also recorded no provision for loan losses in the first quarter of 2002. Our reserve for loan loss as of March 31, 2003 stood at $1.2 million or 1.65% of gross loans. The reserve balance on March 31, 2002 also was $1.2 million. Current analysis indicates that this level of reserve is adequate given the current economic trends, delinquency patterns, and loan quality within the various portfolios.

          Non-Interest Income.  Non-interest income increased by $149, or 86.12%, to $322 thousand for the three months ended March 31, 2003, from $173 for the three months ended March 31, 2002. The increase was due to increases in income earned on NSF checks($58), debit card activity($11), and investment services($7). The Bank had net gain on sales of securities of $79 during the first quarter ending March 31, 2003, compared to $2 for the same time period in 2002.

          Non-Interest Expense.  Non-interest expense decreased by $90, or  7.27%, to $1.1 million for the three months ended March 31, 2003, from $1.2 million in the comparable period in 2002. This decrease was mostly attributable to the decrease in salaries and employee benefits due to the 2002 accrued expense of $291 associated with the termination of the former President and CEO. The overall reduction of $221 in salaries and employee benefits was partially offset by increases of $60 in net occupancy and equipment expense, $34 in legal and professional, and $37 in other expenses. Net occupancy and equipment expense increased due to an increase of $51 in depreciation expense. This increased because the bank did not start depreciating the new buildings until June 2002, which resulted in less expense in the first quarter of 2002. The other main expense variances were increases in computer services ($16, due to expansion of products), maintenance and repair ($12, due to increased costs on equipment maintenance contracts), and training ($7, due to increased training of employees). All other non-interest expenses were consistent with the prior year.

          Income Taxes.  The provision for income taxes increased by $75 for the three months ended March 31, 2003, compared with the prior year, primarily as a result of higher taxable income for the quarter.

CREDIT QUALITY RISK

          The following table identifies amounts of loan losses and non-performing loans.  Past due loans are those that were contractually past due 90 days or more as to interest or principal payments (dollars in thousands).

	March 31, 2003	December 31, 2002

Non-accruing loans	$195	$174
Impaired loans	0	0
Accrual loans - 90 days or more past due	0	11

Total non-performing loans	195	185

Foreclosed assets held for sale	0	0

Total non-performing assets	$195	$185

Non-performing loans as a percent of loans net of unearned income	0.27%	0.26%

Non-performing assets as a percent of assets	0.13%	0.14%

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

Item 3

Disclosure Control and Procedures

          The Company’s Principal Executive and Financial Officers have evaluated the Company’s disclosure controls and procedures within 90 days of the filing of this report. That evaluation concluded that the disclosure controls and procedures are effective as of the filing of this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.

          There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

FC BANC CORP.

PART II  - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Not Applicable

ITEM 2 - CHANGES IN SECURITIES

As noted below under ITEM 4, the shareholders approved the amendment of the Code of Regulations of the Company at the annual meeting of the company held on March 26, 2003. The effects of such amendments on the rights of shareholders was included at pages 12-14 of the Schedule 14A Proxy Statement for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on February 24, 2003, and is incorporated herein by reference.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 26, 2003, the Corporation held its Annual Meeting of Shareholders.

The following matters were submitted to the shareholders, for which the following votes were cast:

1.	Each of the three directors nominated were elected to terms of three (3) years expiring in 2006 by the following votes:

David G. Dostal	For: 374,026	Withheld: 25,944
Robert D. Hord	For: 374,026	Withheld: 25,944
Joan C. Stemen	For: 374,026	Withheld: 25,944

2.	Subpart 1- The increase of the percentage of shareholders from 25% to 50% required to call a special meeting and to reduce the notice for calling a meeting to 7 from 10 days.

For: 330,084	Against: 40,953	Abstain: 12,296

Subpart 2- The increase to 80% from a simple majority the percentage of shareholders necessary to revise the number of directors of the Company; and the authority to make a person who personally or with affiliates own 5% of another bank or bank holding company with an office in the State of Ohio, ineligible to serve as a director of the Company.

For: 328,489	Against: 40,106	Abstain: 14,738

Subpart 3- The elimination of the provision of the code of regulations providing for indemnification.

For: 362,934	Against: 19,560	Abstain: 17,876

Subpart 4- The increase to 80% from a simple majority the percentage of shareholders necessary to amend the Code of Regulations.

For: 328,423	Against: 40,576	Abstain: 14,334

Subpart 5- To adopt the ‘nonsubstantive provisions’ and the proposed Amended and Restated Code of Regulations.

For: 328,025	Against: 26,003	Abstain: 22,573

3.	To ratify the appointment of S. R.Snodgrass as independent auditor of FC Banc Corp for the fiscal year ending December 31, 2003.

For: 381,011	Against: 15,266	Abstain: 3,693

ITEM 5 - OTHER INFORMATION

Not Applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)	All applicable exhibits required by Item 601 of Regulation S-B are furnished with this report.
(b)	No report on Form 8-K was filed during the first quarter ended March 31, 2003.

SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

FC BANC CORP.

Date: May 15, 2003	/s/ JOHN R. CHRISTMAN

John R. Christman President and Principal Executive Officer

Date: May 15, 2003	/s/ COLEMAN CLOUGHERTY

Coleman Clougherty Principal Financial and Accounting Officer and Treasurer

CERTIFICATIONS

I, John R. Christman, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of FC Banc Corp.;

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

Date  May 13,  2003

By	/s/ JOHN R. CHRISTMAN

John R. Christman, President and Principal Executive Officer

I, Coleman Clougherty, certify that:

1.	I have reviewed this quarterly report on Form 10QSB of FC Banc Corp.;

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

Date  May 13, 2003

By	/s/ COLEMAN J. CLOUGHERTY

Coleman Clougherty, Principal Financial and Accounting Officer and Treasurer

Exhibit Index

Exhibit 3.1  Amended and Restated Articles of Incorporation of FC Banc Corp., filed March 26, 2003 as Schedule 14A, Proxy Statement for the fiscal year ended December 31, 2002 and incorporated herein by reference.

Exhibit 3.2 Code of regulations of FC Banc Corp., filed March 26, 2003 as Schedule 14A, Proxy Statement for the fiscal year ended December 31, 2002 and incorporated herein by reference.

Exhibit 4 For definition of rights of security holders please refer to Schedule 14A, Proxy Statement for the fiscal year ended December 31, 2002 and incorporated herein by reference.

Exhibit 10.1- Change of Control Agreement dated March 1, 2003 for Coleman J. Clougherty, Executive Vice President of the Bank.

Exhibit 10.2- Change of Control Agreement dated March 1, 2003 for Donald L. Denney, President of the Bank.

Exhibit 10.3- Change of Control Agreement dated March 1, 2003 for Anne K. Spreng, Vice President of the Bank.

Exhibit 99.1 Independent Accountant’s Report

Exhibit 99.2- CEO Certification Pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.3- CFO Certification Pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.