Form 10QSB
period 2003-06-30
FC BANC CORP
filed 2003-08-14
CIK 893539

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number - 33-53596

FC BANC CORP.
(Exact name of small business issuer as specified in its charter)

OHIO	34-1718070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Farmers Citizens Bank Building, 105 Washington Square Box 567, Bucyrus, Ohio	44820-0567
(Address of principal executive offices)	(Zip Code)

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
Yes   ☒       No  ☐

As of July 31, 2003, 575,727 shares of Common Stock of the Registrant were outstanding. There were no preferred shares outstanding.

Transitional Small Business Disclosure Format (Check One)
Yes   ☐      No  ☒

FC BANC CORP.

FORM 10-QSB

FC BANC CORP.
CONSOLIDATED BALANCE SHEET (Unaudited)
(Dollars in thousands, except per share amounts)

	At June 30,	At December 31,
	2003	2002
ASSETS
Cash and cash equivalents:
Cash and due from banks	5,467	4,825
Federal funds sold	0	0

Total cash and cash equivalents	5,467	4,825
Investment securities, available-for-sale	53,730	45,164
Loans	77,102	71,555
Allowance for loan losses	(1,252)	(1,213)

Net loans	75,850	70,342
Premises and equipment	6,887	7,023
Accrued interest and other assets	4,848	5,036

TOTAL ASSETS	146,782	$132,390

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	12,419	13,403
Interest-bearing	89,756	83,609

Total deposits	102,175	97,012
Short-term borrowings	4,922	4,477
Other borrowings	25,239	16,769
Accrued interest and other liabilities	1,028	1,224

TOTAL LIABILITIES	133,364	119,482
SHAREHOLDERS’ EQUITY
Common shares, no par value; 4,000,000 shares authorized; 665,632 shares issued	832	832
Additional paid-in capital	1,360	1,364
Retained earnings	12,809	12,463
Treasury shares, at cost; 89,905 and 91,205 respectively	(2,254)	(2,287)
Accumulated other comprehensive income	671	536

TOTAL SHAREHOLDERS’ EQUITY	13,418	12,908

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	146,782	$132,390

See accompanying notes to unaudited consolidated financial statements

FC BANC CORP.
CONSOLIDATED STATEMENT OF INCOME (unaudited)
(Dollars in thousands, except per share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
INTEREST INCOME
Interest and fees on loans	$1,255	$1,263	$2,553	$2,496
Interest and dividends on investment securities	525	471	1,057	870
Interest on federal funds sold	0	2	3	17

TOTAL INTEREST INCOME	1,780	1,736	3,613	3,383

INTEREST EXPENSE
Interest on deposits	454	330	906	780
Interest on borrowed funds	254	136	475	224

TOTAL INTEREST EXPENSE	708	466	1,381	1,004

NET INTEREST INCOME	1,072	1,270	2,232	2,379
Provision for loan losses	50	(275)	50	(275)

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS	1,022	1,545	2,182	2,654
OTHER INCOME
Service charges and other income	231	152	442	291
Bank owned life insurance earnings	32	32	64	64
Investment securities gains, net	84	14	163	16

TOTAL OTHER INCOME	347	198	669	371

OTHER EXPENSES
Salaries and benefits	457	542	1,038	1,344
Net occupancy and equipment expenses	192	148	390	286
Legal and professional	102	49	184	97
State taxes	40	37	78	75
Other expenses	252	358	501	570

TOTAL OTHER EXPENSES	1,043	1,134	2,191	2,372

INCOME BEFORE FEDERAL INCOME TAX	326	609	660	653
Federal income tax expense	53	163	107	142

NET INCOME	$273	$446	553	$511

DIVIDENDS PER SHARE	$0.18	$0.16	$0.36	$0.32
EARNINGS PER SHARE:
Earnings per common share – basic	$0.47	$0.77	$0.96	$0.88
Earnings per common share – diluted	$0.47	$0.77	$0.96	$0.88

     See accompanying notes to unaudited consolidated financial statements

FC BANC CORP.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited, dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30

	2003	2002	2003	2002
Net Income	$273	$446	$553	$511
Other comprehensive income:
Unrealized gains(losses) on available for sale securities	426	424	367	282
Less: Reclassification adjustment for gain included in net income	84	14	163	16

Other comprehensive income before tax	342	410	204	266
Income tax expense related to other comprehensive income	116	139	69	90

Other comprehensive income, net of tax	226	271	135	176

Comprehensive income	$499	$717	$688	$687

See accompanying notes to the unaudited consolidated financial statements

FC BANC CORP.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY(Unaudited)

	Common Shares	Additional paid-in capital	Retained Earnings	Accumulated Other Compre- hensive Income	Treausry Shares	Total Shareholders Equity

				(Dollars in thousands, except per share data)
Balances at December 31, 2001	$832	$1,366	$11,793	$109	$(1,921)	$12,179
Net income			1,052			1,052
Unrealized gain on available for sale Securities, net of reclassification Adjustment, net of taxes of $220				427		427
Comprehensive income
Cash dividends ($.66 per share)			(382)			(382)
Purchase of treasury stock					(406)	(406)
Exercise of stock options(1,600 shares)		(2)			40	38

Balances at December 31, 2002	832	1,364	12,463	536	(2,287)	12,908
Net income			553			553
Unrealized gain on available for sale Securities, net of reclassification Adjustment, net of taxes of $69				135		135
Comprehensive income
Cash dividends ($.36 per share)			(207)			(207)
Exercise of stock options(1,300 shares)		(4)			33	29

Balances at June 30, 2003	$832	$1,360	$12,809	$671	$(2,254)	$13,418

See accompanying notes to unaudited consolidated financial statements

FC BANC CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	(Dollars in thousands)
	Six Months Ended June 30 2003	Six Months Ended June 30 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$553	$511
Adjustments to reconcile net income to net cash Provided by operating activities:
Investments gains, net	(163)	(16)
Provision for loan losses	50	(275)
Gain from disposal of premises and equipment	(97)	—
Depreciation, amortization, and accretion	657	209
Deferred income taxes	99	(60)
Net change in:
Accrued interest receivable	(69)	3
Accrued interest payable	1	(3)
Other assets	205	(168)
Other liabilities	(296)	203

Net cash provided by operating activities	940	404
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(23,082)	(18,016)
Proceeds from sales of securities	2,902	6,794
Proceeds from maturities and repayments of securities available-for-sale	11,542	5,870
Purchases of regulatory stock	(18)	—
Net increase in loans	(5,576)	(4,875)
Sale of premises and equipment	102	—
Purchase of premises and equipment	(68)	(2,317)

Net cash used in investing activities	(14,198)	(12,544)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	5,163	1,366
Net increase in short-term borrowed funds	445	2,561
Proceeds from long-term FHLB advances	9,000	5,000
Repayments on borrowings	(530)	(43)
Purchase of treasury stock	—	(216)
Exercise of stock options	29	—
Cash dividends paid	(207)	(185)

Net cash provided by financing activities	13,900	8,483
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	642	(3,657)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,825	6,659

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,467	$3,002

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest	$1,376	$1,111
Cash paid during the period for income taxes	—	$174

See accompanying notes to unaudited consolidated financial statements

FC BANC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)

June 30, 2003
(Unaudited)

NOTE 1.       BASIS OF PRESENTATION
In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of FC Banc Corp.’s (“Company” or “Bancorp”) financial position as of June 30, 2003, and December 31, 2002, and the results of operations for the three and six months ended June 30, 2003 and 2002, and the cash flows for the six months ended June 30, 2003 and 2002. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB. The results of operations for the three and six months ended June 30, 2003, are not necessarily indicative of the results which may be expected for the entire fiscal year.

NOTE 2       EARNINGS PER SHARE
There are no convertible securities that would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income will be used as the numerator. The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Weighted-average common shares outstanding used to calculate basic earnings per share	574,620	579,862	574,620	581,523
Additional common stock equivalents (stock options) used to calculate diluted earnings per share.	1,522	—	2,013	—

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	576,142	579,862	576,633	581,523

Options to purchase 14,500 shares of common stock at prices from $22.00 to $28.50 for the three and six month periods ended June 30, 2003 were not included in the computation of diluted EPS because to do so would have been anti-dilutive. Options to purchase 38,300 shares of common stock at prices from $22.00 to $28.50 for the three and six month periods ended June 30, 2002 were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

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

The following table represents the effect on net income and earnings per share had the stock-based employee compensation expense been recognized:

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
Net income, as reported:	$553	$511	$273	$446
Less proforma expense related to stock options	17	26	9	13

Proforma net income	536	485	264	433

Basic net income per common share:
As reported	$0.96	$0.88	$0.47	$0.77
Pro forma	0.93	0.83	0.46	0.75
Diluted net income per common share:
As reported	$0.96	$0.88	$0.47	$0.77
Pro forma	0.93	0.83	0.46	0.75

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

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Such instruments may have been previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not anticipate that adoption of this standard will have a significant effect on its reported equity.

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

NOTE 4           REGULATORY CAPITAL

The following table illustrates the compliance by the Bank with currently applicable regulatory capital requirements at June 30, 2003.

	(Dollars in thousands)
	Actual		For Capital Adequacy Purposes		Categorized as Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (To Risk-Weighted Assets)	$13,745	15.66%	$7,022	8.00%	$8,777	10.00%
Tier I Capital (To Risk-Weighted Assets)	12,646	14.41%	3,510	4.00%	5,266	6.00%
Core Capital	12,646	8.54%	5,923	4.00%	7,404	5.00%

FC BANC CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

General

              FC Banc Corp was established on February 1, 1994 as a bank holding company whose activities are primarily limited to holding the stock of The Farmers Citizens Bank, Bucyrus, Ohio (“Bank”). Farmers Citizens Bank was chartered on October 1, 1907, and officially opened for business on January 6, 1908. Farmers Citizens Bank has provided continuous customer service to Crawford County for more than 90 years. The Bank conducts a general banking business in north central Ohio that consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and non-residential purposes. The Bank’s principal types of lending are in commercial real estate, residential real estate, and consumer. In both the commercial and residential real estate, the bank has minimal risk. The banks lending policies specify loan to value ratios low enough to minimize the risk. Another factor that minimizes the risk is our knowledge of the market area. Farmers Citizens Bank is a community bank and this helps us in knowing our customers and market area. Also, the bank is continuously reviewing its underwriting procedures and policies. In the consumer loan area, the bank specializes in home equity loans and loans for late model cars. Usually, the collateral held is sufficient to minimize risk. The Bank’s profitability is significantly dependent on net interest income. That is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and interest received or paid on these balances. The level of interest rates paid or received by the Bank can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management control.

              Earnings per common share were computed by dividing net income by the weighted-average number of shares outstanding for the three- and six-month periods ended June 30, 2003 and 2002.

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

              The Bank has four banking offices located in Crawford, Morrow and Knox Counties, Ohio. The primary market area of the Bank is North Central Ohio, which includes Crawford, Morrow, Knox and contiguous counties. The Banks main office is about 60 miles north of the state capital, Columbus, Ohio. Our Bank has various competition in all of the markets we serve. In Bucyrus, there are five other financial institutions. In each of Cardington and Fredericktown, there is one. All of our markets are within a short distance to other markets that present another dozen or so competitors. In addition, there are no less than ten mortgages companies in each market we serve. In our direct markets, the Bank has approximately a 20% market share of deposits. The economy of our markets is driven by several major components: Manufacturing, retail trade, governmental service, general service, and agricultural. Census data indicates a positive trend in our Morrow and Knox counties areas and a steady trend in Crawford County. The general economic conditions of all three of our markets is reflective of the State of Ohio and to a certain extent our national economy. Recent indications for the general outlook for the economy is improving. Second quarter economic activity was above expectations as federal government spending rose 25.1%, and consumer spending was 3.3% above forecast. Consumer spending should be even stronger in the third quarter with the tax cut and rebates driving personal disposable income up. The local economy also reflects that of the national economic trends, including a modest increase in unemployment in the second quarter of 2003.

FC BANC CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(numbers in thousands except per share amounts)

Changes in Financial Condition

              At June 30, 2003, the consolidated assets of the Company totaled $146.8 million, an increase of $14.4 million, or 10.87%, from $132.4 million at December 31, 2002. The increase in total assets resulted from growth in investments of $9.5 million and loan growth of $5.5 million.

              Net loans have increased by $5.5 million, or 7.83%, to $75.8 million at June 30, 2003, compared to $70.3 million at December 31, 2002. The majority of the loan growth ($4.5 million) occurred in the second quarter as the housing industry continued strong due to low mortgage rates. Loans secured by real estate and commercial/financial/agricultural loans increased $5.8 million and $0.8 million, respectively. Consumer loans have decreased by $0.9 million. The allowance for loan losses has remained consistent in comparison to December 31, 2002. The quality of our loan portfolio continues to be strong, as delinquency continues to be below peer group. As noted above, most growth in the loan portfolio in the second quarter was residential real estate, which is a result of lower rates. There now have been some positive signs in the economy, and our loan demand is continuing, but at a slower pace. As rates go up, we expect a slow down in residential lending because many people have already taken advantage of refinancing opportunities.

              Investment securities increased by $8.6 million, or 18.97% to $53.7 million at June 30, 2003, compared to $45.2 million at December 31, 2002. The investment portfolio has grown mostly due to an investment strategy to leverage the bank through the use of alternative sources of funds, typically borrowings. In using this strategy, the bank borrows funds and invests that money in mortgage backed securities with a similar average life. When entering into these transactions the bank earns an initial spread of at least 125 basis points. In the first quarter of 2003, the bank borrowed $9.0 million, which was put into investments. Other purchases for this year have been offset by sales, maturities, and principle paydowns on mortgage back securities.

              Deposit liabilities increased by $5.2 million, or 5.32%, to $102.2 million at June 30, 2003, from $97.0 million at December 31, 2002. Interest bearing checking accounts, savings accounts, and certificates of deposits increased by $0.5 million, $0.2 million, and $5.4 million, respectively. Demand deposit accounts and money market accounts declined $0.6 million and $0.4 million, respectively. Certificate of deposits have grown due to increases in the 25-month, 60-month, and public fund categories.

FC BANC CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(numbers in thousands except per share amounts)

              Total shareholders’ equity was $13.4 million at June 30, 2003 as compared to $12.9 million on December 31, 2002. During the first six months of 2003 shareholders equity increased due to net income of $0.6 million and an increase of $0.1 million in accumulated other comprehensive income. which was partially offset by a shareholders dividend of $0.2 million.

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

FC BANC CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(numbers in thousands except per share amounts)

         Qualitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined by the regulations), and Tier I capital to average assets (as defined). Management believes, as of June 30, 2003, that the Bank meets all of the capital adequacy requirements to which it is subject.

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

         At June 30, 2003, FC Banc Corp. had no commitments for capital expenditures.

FC BANC CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(numbers in thousands except per share amounts)

Results of Operations

Comparison of Three Months Ended June 30, 2003 and 2002

         General.   Net income decreased by $173, from $446 to $273 during the second quarter of 2003 as compared to the same three-month period ended June 30, 2002. Net income was positively affected by the increase in total other income of $149 and the decrease in federal income tax expense of $110. It was negatively impacted by an increase in total other expenses of $91, an increase in provision for loan losses of $325, and a decrease of $198 in net interest income.

         Net Interest Income.   Net interest income decreased by $198 for the six months ended June 30, 2003 as compared to June 30, 2002. An increase of $44 in interest income was offset by an increase of $242 in interest expense.

         Interest Income.   The increase in the size of the bank was the primary contributing factor to the increase in interest income of $44, or 2.53%, for the three months ended June 30, 2003 compared to 2002. The average earning assets for the second quarter of 2003 were $133.8 million compared to $102.8 million for the same period in 2002. Average loans for the second quarter of 2003 were $74.8 million compared to $63.6 million in the second quarter of 2002, an increase of 17.6%. Increases were in real estate loans of $10.6 million and commercial loans of $1.9 million. Installment loans decreased by $1.2 million. The increase was mostly due to interest rates. The average rate earned on loans was 6.51% in the second quarter of 2003 compared to 7.54% during the same period in 2002. Interest and dividends on investment securities increased by $52 due to the growth of the investment portfolio. The average balance of the investment portfolio was $58.6 million in the second quarter of 2003 compared to $38.5 million for the same period in 2002. This increase was mostly due to the return on equity enhancement strategy discussed previously in the Changes in Financial Condition area of this report.

         Interest Expense.   Interest expense on deposit liabilities increased by $124 or 37.6% for the three months ended June 30, 2003, as compared to the same period in 2002. Total average deposits increased by $15.5 million comparing the quarter ending June 30, 2003, to 2002. The expense that was incurred due to the growth was partially offset by the 24 basis point decrease in cost of funds. Interest expense paid on borrowings increased by $118 due to an increase in average borrowings of $15.7 million for the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002. Comparing the second quarter of 2003 to the second quarter of 2002, the Bank’s average cost of funds (including borrowings) was 2.10%, as compared to 2.21% for the same period in 2002.

Provision for Loan Losses.   The net expense on provision for loan losses increased by $325 when comparing the second quarter of 2003 to 2002. Due to an analysis of the loan loss reserve, we expensed $50 to provision for loan losses in the second quarter of 2003. In the same quarter of 2002, the Bank recorded a negative provision for loan losses of $275. The negative provision was based upon the results of loan reviews and composition of the loan portfolio, primarily loans secured by one- to four-family residential properties and other forms of collateral, which are considered to have less risk. Our review and analysis of the reserve for loan loss indicated that this ratio was adequate.

FC BANC CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(numbers in thousands except per share amounts)

         Non-Interest Income.   Non-interest income increased by $149, or 75.25%, to $347 for the three months ended June 30, 2003, from $198 for the three months ended June 30, 2002. The increase was due to increases in income earned on NSF checks($82), debit card activity($11), and investment services($5). Also, the bank earned $97 in the second quarter for the sale of property. The Company had net gain on sales of securities of $84 during the second quarter ending June 30, 2003, compared to $14 for the same time period in 2002.

         Non-Interest Expense.   Non-interest expense decreased by $91, or 8.02%, to $1,043 for the three months ended June 30, 2003, from $1,134 in the comparable period in 2002. Salaries and employee benefits have decreased by $85 due to the lack of expense relating to severance pay paid to the previous CEO. Occupancy has increased by $44 mostly due to an increase of $41 in depreciation expense. This increased because the bank did not start depreciating the new buildings until June 2002, which resulted in less expense in the second quarter of 2002. Legal and professional fees have increased by $53.

         Income Taxes.   The provision for income taxes decreased by $110 for the three months ended June 30, 2003, compared with the prior year, primarily as a result of lower taxable income for the quarter.

Comparison of Six Months Ended June 30, 2003 and 2002

         General.   Net income increased by $42 during the six months ended June 30, 2003 as compared to the same six-month period ended June 30, 2002. Net income was positively impacted by the increase in total other income of $298, a decrease in total other expenses of $181, and the decrease in federal income tax expense of $35. It was negatively impacted by an increase in provision for loan losses of $325, and a decrease of $147 in net interest income.

Net Interest Income.   Net interest income decreased by $147 for the six months ended June 30, 2003 as compared to June 30, 2002. An increase of $230 in interest income was offset by an increase of $377 in interest expense.

         Interest Income.   The increase in the size of the bank was the primary contributing factor to the increase in interest income of $230 or 6.80% for the six months ended June 30, 2003 compared to 2002. The average earning assets for 2003 are $128.4 million compared to $100.7 million for the same period in 2002. Average loans for 2003 are $73.4 million compared to $62.2 million for 2002, an increase of 18%. Increases were in real estate loans of $9.1 million and commercial loans of $2.4 million. Installment loans decreased by $0.4 million. The increase was mostly due to low interest rates. The impact of the growth was partially offset by falling interest rates. The average rate earned on loans year to date is 6.82% compared to 7.64% during the same period in 2002. Interest and dividends on

FC BANC CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(numbers in thousands except per share amounts)

investment securities increased by $187 due to the growth of the investment portfolio. The average balance of the investment portfolio in 2003 is $54.2 million compared to $36.4 million for the same period in 2002. This increase was mostly due to the return on equity enhancement strategy discussed previously in the Changes in Financial Condition area of this report. Overall, the yield on earning assets in 2003 is 90 basis points less than it was in 2002.

         Interest Expense.   Interest expense on deposit liabilities increased by $126 or 16.2% for the six months ended June 30, 2003, as compared to the same period in 2002. Total average deposits have increased by $14.1 million comparing the six months ending June 30, 2003, to 2002. The expense that was incurred due to the growth was partially offset by the 25 basis point decrease in cost of funds. Interest expense paid on borrowings increased by $251 due to an increase in average borrowings of $15.3 million for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Comparing year to date numbers from 2003 to 2002, the Bank’s average cost of funds (including borrowings) was 2.14%, as compared to 2.22% for the same period in 2002.

         Provision for Loan Losses.   The net expense on provision for loan losses increased by $325 when comparing the six months ended June 30, 2003 to 2002. Due to an analysis of the reserve, we expensed $50 to provision for loan losses in the second quarter of 2003. See above for a discussion of the same quarter of 2002.

         Non-Interest Income.   Non-interest income increased by $298, or 80.32%, to $669 for the six months ended June 30, 2003, from $371 for the six months ended June 30, 2002. The increase was due to increases in income earned on the sale of property($97), NSF checks($150), debit card activity($23), and investment services($12). The Company had net gain on sales of securities of $163 during the six months ending June 30, 2003, compared to $16 for the same time period in 2002.

         Non-Interest Expense.   Non-interest expense decreased by $181, or 7.63%, to $2,191 for the six months ended June 30, 2003, from $2,372 in the comparable period in 2002. Salaries and Benefits decreased by $306 because 2002 was inflated due to the expense associated with the termination of the former President and CEO. Net occupancy and equipment expense increased by $104 due to increases in depreciation expense($92), real estate taxes($11), utilities($14), and maintenance($21). These expense increases were partially offset by decreases in property insurance($8), equipment leasing($19), and rental property expense($6). Other expenses decreased by $69.

         Income Taxes.   The provision for income taxes decreased by $35 for the six months ended June 30, 2003, compared with the prior year.

CREDIT QUALITY RISK

            The following table identifies amounts of loan losses and non-performing loans. Past due loans are those that were contractually past due 90 days or more as to interest or principal payments (dollars in thousands).

	June 30, 2003	December 31, 2002

Non-accruing loans	$174	$174
Impaired loans	0	0
Accrual loans - 90 days or more past due	3	11

Total non-performing loans	177	185

Foreclosed assets held for sale	0	0

Total non-performing assets	$177	$185

Non-performing loans as a percent of loans net of unearned income	0.23%	0.26%

Non-performing assets as a percent of assets	0.12%	0.14%

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

Item 3

Disclosure Control and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2003, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FC BANC CORP.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Not Applicable

ITEM 2 - CHANGES IN SECURITIES

Not Applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5 - OTHER INFORMATION

Not Applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)	All applicable exhibits required by Item 601 of Regulation S-B are furnished with this report.

(b)	No report on Form 8-K was filed during the second quarter ended June 30, 2003.

SIGNATURES

            In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

FC BANC CORP.

Date	August 14, 2003	/s/ JOHN R. CHRISTMAN

John R. Christman
President and Principal Executive Officer

Date	August 14, 2003	/s/ COLEMAN CLOUGHERTY

Coleman Clougherty
Principal Financial and Accounting Officer and Treasurer

Exhibit Index

Page Number	Exhibit

N/A	Exhibit 3.1 Amended and Restated Articles of Incorporation of FC Banc Corp., filed March 26, 2003 as Schedule 14A, Proxy Statement for the fiscal year ended December 31, 2002 and incorporated herein by reference.

N/A	Exhibit 3.2 Code of regulations of FC Banc Corp., filed March 26, 2003 as Schedule 14A, Proxy Statement for the fiscal year ended December 31, 2002 and incorporated herein by reference.

N/A	Exhibit 4 For definition of rights of security holders please refer to Schedule 14A, Proxy Statement for the fiscal year ended December 31, 2002 and incorporated herein by reference.

25	Exhibit 31.1 - CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

26	Exhibit 31.2 - CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

27	Exhibit 32.1- CEO Certification Pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

28	Exhibit 32.2- CFO Certification Pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

29	Exhibit 99.1 Independent Accountant’s Report