Form 10QSB
period 2003-09-30
FC BANC CORP
filed 2003-11-14
CIK 893539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of October 31, 2003, 574,067 shares of Common Stock of the Registrant were outstanding. There were no preferred shares outstanding.

Transitional Small Business Disclosure Format (Check One)  Yes  ☐  No  ☒

FC BANC CORP.

FORM 10-QSB

FC BANC CORP.

CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except per share data)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Cash and due from banks	$3,687	$4,825
Federal funds sold	—	—

Cash and cash equivalents	3,687	4,825

Investment securities available for sale	49,236	45,164
Loans	85,416	71,555
Less allowance for loan losses	1,240	1,213

Net loans	84,176	70,342
Premises and equipment	6,806	7,023
Bank owned life insurance	2,845	2,757
Accrued interest and other assets	2,118	2,279

TOTAL ASSETS	$148,868	$132,390

LIABILITIES
Deposits:
Noninterest-bearing	$13,601	$13,403
Interest-bearing	89,161	83,609

Total deposits	102,762	97,012

Short-term borrowings	7,657	4,477
Other borrowings	24,412	16,769
Accrued interest and other liabilities	1,021	1,224

TOTAL LIABILITIES	135,852	119,482

STOCKHOLDERS’ EQUITY
Preferred stock of $25 par value; 750 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value; 4,000,000 shares authorized, 665,632 shares issued, 574,067 and 574,427 outstanding	832	832
Additional paid-in capital	1,360	1,364
Retained earnings	12,985	12,463
Accumulated other comprehensive income	143	536
Treasury stock, at cost (91,565 and 91,205 shares)	(2,304)	(2,287)

TOTAL STOCKHOLDERS’ EQUITY	13,016	12,908

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$148,868	$132,390

See accompanying notes to unaudited consolidated financial statements.

FC BANC CORP.

CONSOLIDATED STATEMENT OF INCOME

(Dollars in thousands, except per share data)

	Three-months ended Sept 30,		Nine months ended Sept 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
INTEREST INCOME
Interest and fees on loans	$1,325	$1,104	$3,878	$3,600
Federal funds sold	3	2	6	19
Investment securities:
Taxable	217	396	948	1,061
Exempt from federal income tax	164	135	488	340

Total interest income	1,709	1,637	5,320	5,020

INTEREST EXPENSE
Deposits	431	570	1,337	1,350
Borrowings	250	187	725	411

Total interest expense	681	757	2,062	1,761

NET INTEREST INCOME	1,028	880	3,258	3,259

Provision for loan losses	—	—	50	(275)

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,028	880	3,208	3,534

NONINTEREST INCOME
Service charges on deposit accounts	164	164	482	379
Investment securities gains, net	151	2	314	18
Bank owned life insurance earnings	32	32	96	96
Fixed asset gains, net	—	—	97	—
Other income	69	210	193	299

Total noninterest income	416	408	1,182	792

NONINTEREST EXPENSE
Salaries and employee benefits	573	557	1,611	1,901
Net occupancy and equipment expenses	192	179	581	465
Professional fees	62	37	247	134
State franchise tax	42	40	120	115
Data processing	61	72	185	169
Other expense	214	64	686	550

Total noninterest expense	1,144	949	3,430	3,334

Income before income taxes	300	339	960	992
Income taxes	21	61	128	203

NET INCOME	$279	$278	$832	$789

DIVIDENDS PER SHARE	$0.18	$0.16	$0.54	$0.48

EARNINGS PER SHARE
Basic	$0.48	$0.48	$1.45	$1.36
Diluted	$0.48	$0.48	$1.44	$1.36

See accompanying notes to unaudited consolidated financial statements.

FC BANC CORP.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

	Three-months ended Sept 30,		Nine months ended Sept 30,
	2003	2002	2003	2002
	(unaudited)
Net income	$279	$278	$832	$789

Other comprehensive income (loss):
Change in net unrealized gains (losses) on investment securities, available for sale	(650)	542	(281)	822
Less: realized gains included in net income	(151)	(4)	(314)	(18)

Other comprehensive income (loss), before tax	(801)	538	(595)	804
Income tax expense benefit related to other comprehensive income (loss)	(272)	183	(202)	273

Other comprehensive income (loss), net of tax	(529)	355	(393)	531

Comprehensive Income (loss)	$(250)	$633	$439	$1,320

See accompanying notes to unaudited consolidated financial statements

FC BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
	(unaudited)
Balance, December 31, 2001	$832	$1,366	$11,793	$109	$(1,921)	$12,179

Net income			1,052			1,052
Other comprehensive income:
Unrealized gain on available for sale securities net of reclassification adjustment, net of taxes of $220				427		427
Comprehensive income
Cash dividends ($.66 per share)			(382)			(382)
Purchase of treasury stock					(406)	(406)
Exercise of stock options (1,600 shares)		(2)			40	38

Balance, December 31, 2002	832	1,364	12,463	536	(2,287)	12,908

Net income			832			832
Other comprehensive loss:
Unrealized loss on available for sale securities net of reclassification adjustment, net of taxes benefit of $202				(393)		(393)
Comprehensive income
Cash dividends ($.54 per share)			(310)			(310)
Purchase of treasury stock					(63)	(63)
Exercise of stock options (1,800 shares)		(4)			46	42

Balance, September 30, 2003	$832	$1,360	$12,985	$143	(2,304)	$13,016

See accompanying notes to unaudited consolidated financial statements.

FC BANC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

	Nine-months ended Sept 30,
	2003	2002
	(unaudited)
OPERATING ACTIVITIES
Net income	$832	$789
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	50	(275)
Investment securities gains, net	(314)	(18)
Gain from disposal of premises and equipment	(97)	—
Depreciation, amortization and accretion	759	359
Deferred income taxes	337	(445)
Increase in accrued interest receivable	(37)	(22)
Decrease in accrued interest payable	(17)	(9)
Other, net	(185)	455

Net cash provided by operating activities	1,328	834

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	21,405	10,634
Purchases	(32,251)	(32,099)
Proceeds from sales	6,048	9,676
Purchase of Federal Home Loan Bank Stock	(26)	—
Increase in loans, net	(13,896)	(7,734)
Purchases of premises and equipment	(90)	(2,444)
Sale of premises and equipment	102	—

Net cash used for investing activities	(18,708)	(21,967)

FINANCING ACTIVITIES
Increase in deposits, net	5,750	6,163
Increase in short-term borrowings, net	3,180	2,487
Proceeds from other borrowings	9,000	10,000
Repayments of other borrowings	(1,357)	(103)
Purchases of treasury stock	(63)	(216)
Proceeds from stock option exercises	42	—
Cash dividends	(310)	(278)

Net cash provided by financing activities	16,242	18,053

Decrease in cash and cash equivalents	(1,138)	(3,080)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,825	6,659

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,687	$3,579

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$2,079	$1,770
Income taxes	—	284

See accompanying notes to unaudited consolidated financial statements.

FC BANC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share amounts)

September 30, 2003

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of FC Banc Corp.’s (“Company” or “Bancorp”) financial position as of September 30, 2003, and December 31, 2002, and the results of operations for the three and nine months ended September 30, 2003 and 2002, and the cash flows for the nine months ended September 30, 2003 and 2002. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB. The results of operations for the three and nine months ended September 30, 2003, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Weighted-average common shares outstanding used to calculate basic earnings per share	575,682	579,862	574,948	580,963

Additional common stock equivalents (stock options) used to calculate diluted earnings per share.	1,664	2,148	1,897	69

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	577,346	582,010	576,845	581,032

Options to purchase 1,800 shares of common stock at a price of $28.50 were outstanding for the three and nine months ended September 30, 2003. These shares were not included in the computation of diluted EPS because to do so would have been anti-dilutive. Options to purchase 14,500 shares of common stock at prices from $28.00 to $28.50 were outstanding for the three and nine months ended September 30, 2002. These shares were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

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

The following table represents the effect on net income and earnings per share had the stock-based employee compensation expense been recognized:

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2003	2002	2003	2002
Net income, as reported:	$279	$278	$832	$789
Less proforma expense related to stock options	8	13	25	39

Proforma net income	$271	$265	$807	$750

Basic net income per common share:
As reported	$0.48	$0.48	$1.45	$1.36
Pro forma	$0.47	$0.46	$1.40	$1.29
Diluted net income per common share:
As reported	$0.48	$0.48	$1.44	$1.36
Pro forma	$0.47	$0.46	$1.40	$1.29

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

In January, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this interpretation has not and is not expected to have a material effect on the Company’s financial position or results of operations. In October, 2003, the FASB decided to defer to the fourth quarter from the third quarter the implementation date for Interpretation No. 46. This deferral only applies to variable interest entities that existed prior to February 1, 2003.

NOTE 4 REGULATORY CAPITAL

The Company’s actual capital ratios are presented in the following table which shows the Company met all regulatory capital requirements at September 30, 2003. The capital position of the Bank does not differ significantly from the Company’s.

	(Dollars in thousands)
	Actual		For Capital Adequacy Purposes		Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (To Risk-Weighted Assets)	$14,049	14.93%	$7,526	8.00%	$9,408	10.00%

Tier I Capital (To Risk-Weighted Assets)	12,872	13.68%	3,763	4.00%	5,645	6.00%

Tier I Capital (To Total Assets)	12,872	8.72%	5,932	4.00%	7,415	5.00%

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

Earnings per common share were computed by dividing net income by the weighted-average number of shares outstanding for the three- and nine-month periods ended September 30, 2003 and 2002.

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

The Bank has four banking offices located in Crawford, Morrow and Knox Counties, Ohio. The primary market area of the Bank is North Central Ohio, which includes Crawford, Morrow, Knox and contiguous counties. The Banks main office is about 60 miles north of the state capital, Columbus, Ohio. Our Bank has various competition in all of the markets we serve. In Bucyrus there are five other financial institutions. In each of Cardington and Fredericktown, there is one. All of our markets are within a short distance to other markets that present another dozen or so competitors. In addition, there are no less than ten mortgages companies in each and every market we serve. In our direct markets, the Bank has approximately a 20% market share of deposits. The economy of our markets is driven by several major components: Manufacturing, retail trade, governmental service, general service, and agricultural. Census data indicates a positive trend in our Morrow and Knox counties areas and a steady trend in Crawford County. The general economic conditions of all three of our markets is reflective of the State of Ohio and to a certain extent our national economy. Recent indications for the general outlook for the economy are improving. Third quarter economic activity was above expectations as nominal GDP grew 9.0% in the third quarter and is up 5.1% in the last year. Non-defense new orders for durable goods jumped 15.7% and new home building permits surged by 18% annual rates in the third quarter. The local economy also generally reflects that of the national economic trends.

FC BANC CORP.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(numbers in thousands except per share amounts)

Changes in Financial Condition

At September 30, 2003, the consolidated assets of the Company totaled $148.9 million, an increase of $16.5 million, or 12.5%, from $132.4 million at December 31, 2002. The increase in total assets resulted from growth in investments of $4.0 million and loan growth of $13.8 million.

Net loans have increased by $13.8 million, or 19.7%, to $84.2 million at September 30, 2003, compared to $70.3 million at December 31, 2002. The majority of the loan growth ($12.8 million) occurred in the second and third quarters as the housing industry continued strong due to low mortgage rates. Loans secured by real estate and commercial/financial/agricultural loans increased $12.3 million and $1.9 million, respectively. Consumer loans have decreased by $1.4 million. The allowance for loan losses has remained consistent in comparison to December 31, 2002. The quality of our loan portfolio continues to be strong, as delinquency continues to be below peer group. As noted above, most growth in the loan portfolio in the second and third quarters was residential real estate which is a result of lower rates. There have been some more positive signs in the economy, but our loan demand is slowing. As rates go up, we expect a slow down in residential lending because many people have already taken advantage of refinancing opportunities.

Investment securities increased by $4.0 million, or 9.0% to $49.2 million at September 30, 2003, compared to $45.2 million at December 31, 2002. In 2003, the bank has purchased over 32 million in investments in order to replace securities sold, matured, and paid down. The bank has experienced large paydowns on mortgage backed securities in 2003, which has decreased the yield on the portfolio.

Deposit liabilities increased by $5.8 million, or 5.9%, to $102.8 million at September 30, 2003, from $97.0 million at December 31, 2002. Increases have been made in all deposit categories. The largest increases were in certificate of deposits, interest bearing checking accounts, and savings accounts. The net increases were by $2.3 million, $1.7 million, and $0.8 million, respectively. Money market accounts and demand deposits increased by $0.7 million and $0.3 million, respectively. Certificate of deposits have grown due to increases in the 25-month, 60-month, and public fund categories.

Short-term borrowings increased by $3.2 million, to $7.6 million at September 30, 2003, from $4.5 million at December 31, 2002. This increase was due to more repurchase agreement balances.

Other borrowings increased by $7.6 million, or 45.0%, to $24.4 million at September 30, 2003, from $16.8 million at December 31, 2002. Other borrowings have grown due to an investment strategy to leverage the bank through the use of alternative sources of funds. In using this strategy, the bank borrows funds and invests that money in mortgage backed securities with a similar average life. When entering into these transactions the bank earns an initial spread of at least 125 basis points.

Total shareholders’ equity was $13.0 million at September 30, 2003 as compared to $12.9 million on December 31, 2002. During the first nine months of 2003 shareholders equity increased due to net income of $0.8 million and decreased due to reductions of $0.4 million in accumulated other comprehensive income and $0.3 million in shareholders dividends.

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

The Company is subject to various regulatory capital requirements administered by its primary federal regulator, the FRB. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material affect on the Company and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgements by the regulators about components, risk-weighing, and other factors.

Qualitative measures established by regulation to ensure capital adequacy requires the Company to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined by the regulations), and Tier I capital to average assets (as defined). Management believes, as of September 30, 2003, that the Company meets all of the capital adequacy requirements to which it is subject.

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

At September 30, 2003, FC Banc Corp. has commitments of $250,000 in capital expenditures for renovation of its Bucyrus South Branch Office.

FC BANC CORP.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(numbers in thousands except per share amounts)

Results of Operations

Comparison of Three Months Ended September 30, 2003 and 2002

General. Net income increased by $1 from $278 to $279 during the third quarter of 2003 as compared to the same three-month period ended September 30, 2002. Net income was positively impacted by increases in interest income of $72 and total other income of $8. It was also positively impacted by decreases in interest expense of $76 and federal income tax expense of $40. It was negatively impacted by an increase in total other expenses of $195.

Net Interest Income. Net interest income increased by $148 for the three months ended September 30, 2003 as compared to September 30, 2002. The increase was due to an increase of $72 in interest income, and a decrease of $76 in interest expense.

Interest Income. The increase in loans was the primary contributing factor to the increase in interest income of $72, or 4.4%, for the three months ended September 30, 2003 compared to the same period in 2002. Loan demand was strong in the third quarter because borrowers wanted to refinance before mortgage rates rise. Yields were low due to the general market conditions. Net loans at the end of the third quarter of 2003 were $84.2 million compared to $67.2 million at the end of the third quarter of 2002, an increase of 25.3%. Increases were in real estate loans of $16.9 million and commercial loans of $2.3 million. Installment loans decreased by $2.5 million. Interest and dividends on investment securities decreased by $150 due to large paydowns on mortgage backed securities, which reduced the yield.

Interest Expense. Interest expense decreased by $76 or 10.0% for the three months ended September 30, 2003, as compared to the same period in 2002. Interest expense on deposits in the third quarter of 2003 was $139 less than in the same period of 2002. This was the result of lower interest rates paid on deposits. Comparing the third quarter of 2003 to the third quarter of 2002, the Bank’s average cost of funds for deposits was 1.67%, as compared to 2.01% for the same period in 2002. This was partially offset by interest expense on borrowings which increased by $63 for the same time period. This occurred because borrowings in the third quarter of 2002 increased by $5.0 million.

Non-Interest Income. Non-interest income increased by $8, or 2.0%, to $416 for the three months ended September 30, 2003, from $408 for the three months ended September 30, 2002. The Company had net gain on sales of securities of $151 during the three months ending September 30, 2003, compared to $2 for the same time period in 2002. Other income decreased by $141 due to reductions in check cashing fees, other service charges, and title agency fees collected.

Non-Interest Expense. Non-interest expense increased by $195, or 20.5%, to $1,144 for the three months ended September 30, 2003, from $949 in the comparable period in 2002. Salaries and employee benefits have increased by $16 due to rising health insurance costs. Occupancy has increased by $13 mostly due to an increase in equipment maintenance. Legal and professional fees have increased by $25. Other expense increased by $150 for the quarter due to increases in postage and freight, operating insurance, surety bond insurance, advertising, losses on NSF checks, and ATM fees.

Income Taxes. The provision for income taxes decreased by $ 40 for the three months ended September 30, 2003, compared with the prior year, primarily as a result of lower taxable income for the quarter.

FC BANC CORP.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(numbers in thousands except per share amounts)

Comparison of Nine Months Ended September 30, 2003 and 2002

General. Net income increased by $43 during the nine months ended September 30, 2003 as compared to the same nine-month period ended September 30, 2002. Net income was positively impacted by the increase in total other income of $390 and the decrease in federal income tax expense of $75. It was negatively impacted by an increase in provision for loan losses of $325, an increase of $96 in noninterest expenses, and a decrease of $1 in net interest income.

Net Interest Income. Net interest income decreased by $1 for the nine months ended September 30, 2003 as compared to September 30, 2002. An increase of $300 in interest income was offset by an increase of $301 in interest expense.

Interest Income. The increase in the size of the bank was the primary contributing factor to the increase in interest income of $300 or 6.0% for the nine months ended September 30, 2003 compared to 2002. The average earning assets for 2003 are $129.9 million compared to $104.1 million for the same period in 2002. Interest and fees on loans were the main reason for the increase in interest income. Average loans for 2003 are $76.1 million compared to $64.0 million for 2002, an increase of almost 19%. Increases were in real estate loans of $10.9 million and commercial loans of $2.2 million. Installment loans decreased by $1.0 million. The increase was mostly due to low interest rates. The impact of the growth was partially offset by falling interest rates. The average rate earned on loans year to date is 6.6% compared to 7.6% during the same period in 2002. Overall, the yield on earning assets in 2003 is 5.4% compared to 6.5% in 2002.

Interest Expense. Interest expense has increased by $301 or 17.1% from last year to date. This was mostly due to the increase in size of the bank. Interest expense on deposit liabilities decreased by $13 or 1.0% for the nine months ended September 30, 2003, as compared to the same period in 2002. Total average deposits have increased by $13.2 million comparing the nine months ending September 30, 2003, to 2002. The expense that was incurred due to the growth was offset by the 28 basis point decrease in cost of funds. Interest expense paid on borrowings increased by $314 due to an increase in average borrowings of $13.8 million for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Comparing year to date numbers from 2003 to 2002, the Bank’s average cost of funds including borrowings was 2.1%, as compared to 2.2% for the same period in 2002.

Provision for Loan Losses. The net expense on provision for loan losses increased by $325 when comparing the nine months ended September 30, 2003 to 2002. Due to an analysis of the reserve, we expensed $50 to provision for loan losses in the second quarter of 2003. In the same quarter of 2002, based upon continued strong credit quality the Bank recorded a negative provision for loan losses of $275. Our reserve for loan loss as of September 30, 2003 stood at $1.2 million or 1.5% of gross loans. The reserve balance on September 30, 2002 also was $1.2 million.

FC BANC CORP.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(numbers in thousands except per share amounts)

Non-Interest Income. Non-interest income increased by $390, or 49.2%, to $1,182 for the nine months ended September 30, 2003, from $792 for the nine months ended September 30, 2002. The increase was due to increases of $97 for income earned on the sale of property, $103 for service charges on deposit accounts due to the success of the Overdraft Honor program, $33 for debit card activity fee income, and $21 for fees earned from investment services. The Company had net gain on sales of securities of $314 during the nine months ending September 30, 2003, compared to $18 for the same time period in 2002. Other non-interest income decreased by $106. The most significant decreases were in other service charges, check cashing fees, title agency income, and loan servicing fee income.

Non-Interest Expense. Non-interest expense increased by $96, or 2.9%, to $3,334 for the nine months ended September 30, 2003, from $3,430 in the comparable period in 2002. Salaries and Benefits decreased by $290 because 2002 was inflated due to the expense associated with the termination of the former President and CEO. Net occupancy and equipment expense increased by $116 due to increases of $102 in depreciation expense, $16 in real estate tax expense, $13 in utilities expense, and $24 in maintenance expense. These expense increases were partially offset by decreases of $12 in property insurance expense, $19 in equipment leasing expense, and $6 in rental property expense. Legal and professional fees increased by $113 due to expenses for loan reviews, professional computer services, and the Overdraft Honor program. Other expenses increased by $136. Significant increases were in postage and freight, losses on NSF checks, operating insurance, internet banking expense, and advertising.

Income Taxes. The provision for income taxes decreased by $75 for the nine months ended September 30, 2003, compared with the prior year, primarily as a result of more municipal income and lower taxable income for the quarter.

CREDIT QUALITY RISK

The following table identifies amounts of loan losses and non-performing loans. Past due loans are those that were contractually past due 90 days or more as to interest or principal payments (dollars in thousands).

	September 30, 2003	December 31, 2002
Non-accruing loans	$205	$174
Impaired loans	0	0
Accrual loans - 90 days or more past due	57	11

Total non-performing loans	262	185

Foreclosed assets held for sale	0	0

Total non-performing assets	$262	$185

Non-performing loans as a percent of loans net of unearned income	0.31%	0.26%
Non-performing assets as a percent of assets	0.18%	0.14%

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

Item 3 Disclosure Control and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2003, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FC BANC CORP.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Not Applicable

ITEM 2 - CHANGES IN SECURITIES

Not Applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5 - OTHER INFORMATION

Not Applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)	All applicable exhibits required by Item 601 of Regulation S-B are furnished with this report.

(b)	No report on Form 8-K was filed during the quarter ended September 30, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

FC BANC CORP.

Date November 14, 2003	/s/ John R. Christman
John R. Christman President and Principal Executive Officer

Date November 14, 2003	/s/ Coleman Clougherty
Coleman Clougherty Principal Financial and Accounting Officer and Treasurer

Exhibit Index

Page Number	Exhibit

N/A	Exhibit 3.1 Amended and Restated Articles of Incorporation of FC Banc Corp., filed March 26, 2003 as Schedule 14A, Proxy Statement for the fiscal year ended December 31, 2002 and incorporated herein by reference.

N/A	Exhibit 3.2 Code of regulations of FC Banc Corp., filed March 26, 2003 as Schedule 14A, Proxy Statement for the fiscal year ended December 31, 2002 and incorporated herein by reference.

N/A	Exhibit 4 For definition of rights of security holders please refer to Schedule 14A, Proxy Statement for the fiscal year ended December 31, 2002 and incorporated herein by reference.

23	Exhibit 31.1 - CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

24	Exhibit 31.2 - CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

25	Exhibit 32.1- CEO Certification Pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

26	Exhibit 32.2- CFO Certification Pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

27	Exhibit 99.1 Independent Accountant’s Report