Form 10KSB
period 2003-12-31
FC BANC CORP
filed 2004-03-30
CIK 893539

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 or 15(d) of THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2003

Commission File Number 0-25616

FC BANC CORP.

(name of small business issuer in its charter)

Ohio	34-1718070
(State or other Jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Farmers Citizens Bank Building, Box 567, Bucyrus, Ohio	44820
(Address of principal executive offices)	(zip code)

Issuer’s telephone number (419) 562-7040.

Securities registered under Section 12(b) of the Exchange Act: N/A

Securities registered under Section 12(g) of the Exchange Act:

Common Shares (No Par Value)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

State issuer’s revenues for the most recent fiscal year. $8,789,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: As of February 20, 2004, 575,299 shares of common shares of the Registrant were outstanding. The aggregate market value of the voting stock held by non-affiliates was $16,683,671 based upon the trading price of $29.00 per share.

Documents Incorporated by References

Portions of the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders of FC Banc Corp filed on March 29, 2003 with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format    YES  ☐    NO  ☒

FC Banc Corp.

Form 10-K

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

Fiscal and Monetary Policies

The Bank’s business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. The Bank is particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the Federal Reserve are (a) conducting open market operations in United States government securities, (b) changing the discount rates of borrowings of depository institutions, and (c) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. For that reason alone, the policies of the Federal Reserve Board have a material effect on the earnings of the Holding Company.

Employees

As of December 31, 2003, the Bank had 49 full-time and 15 part-time employees. Currently the Holding Company has no paid employees.

Competition

The Bank has four banking offices located in Crawford, Morrow and Knox Counties, Ohio. The primary market area of the Bank is North Central Ohio, which includes Crawford, Morrow, Knox and contiguous counties. The Banks main office is about 60 miles north of the state capital, Columbus, Ohio. Our Bank has various competition in all of the markets we serve. In Bucyrus there are five other commercial banks. In both Cardington and Fredericktown there are one. All of our markets are within a short distance to other markets that present another dozen or so competitors. In addition, there are no less than ten mortgages companies in each and every market we serve. In our direct markets, the Bank has approximately 23.5% market share of deposits. The economy of our markets is driven by several major components:

Manufacturing, retail trade, governmental service, general service, and agricultural. Census date indicates a positive trend in our Morrow and Knox counties areas and a steady trend in Crawford County. The general economic conditions of all three of our markets is reflective of the State of Ohio and to a certain extent our national economy. Overall, the general outlook for the economy is cautiously optimistic. Moderate growth to stable conditions is seen, but in general the economy has not shown positive signs of a robust economy. The financial services industry is highly competitive. The Bank competes with financial services providers, such as banks, savings associations, credit unions, finance companies, mortgage banking companies, insurance companies, and money market and mutual fund companies. The Bank also faces increased competition from non-banking institutions such as brokerage houses and insurance companies, as well as from financial service subsidiaries of commercial and manufacturing companies. Many of these competitors enjoy the benefits of advanced technology, fewer regulatory constraints and lower cost structures.

Prompt Corrective Regulatory Action

The federal banking agencies have established a system of prompt corrective action to resolve certain problems of undercapitalized institutions. This system is based on five capital level categories for insured depository institutions: “well capitalized,” “adequately capitalized”, “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” The federal banking agencies may (or in some cases must) take certain supervisory actions depending upon a bank’s capital level. For example, the banking agencies must appoint a receiver or conservator for a bank within 90 days after it become “critically undercapitalized” unless the bank’s primary regulator determines, with the concurrence of the FDIC, that other action would better achieve regulatory purposes. Banking operations otherwise may be significantly affected depending on a bank’s capital category. For example, a bank that is not “well capitalized” generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market, and the holding company of any undercapitalized depository institution must guarantee, in part, specific aspects of the bank’s capital plan for the plan to be acceptable.

Under the final rules implementing the prompt corrective provisions:

•	A bank that has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater is deemed to be “well capitalized”;

•	A bank with a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater (or a leverage ratio of 3% or greater and a capital adequacy, asset quality, management administration, earnings and liquidity (or CAMEL 1 rating), is considered to be “adequately capitalized”;

•	A bank that has a total risk-based capital of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, and a leverage ratio that is less than 4% (or a leverage ratio of less than 3% and a CAMEL 1 rating), is considered “undercapitalized”;

•	A bank that has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized”; and

•	A bank that has tangible equity (Tier 1 capital minus intangible assets other than purchased mortgage servicing rights) to total assets ratio equal to or less than 2% is deemed to be “critically undercapitalized”.

The Company’s actual capital ratios are presented in the following table which shows the Company met all regulatory capital requirements.

	2003		2002
	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)
Actual	$14,364	15.05%	$13,304	16.00%
For Capital Adequacy Purposes	7,636	8.00	6,652	8.00
To Be Well Capitalized	9,545	10.00	8,315	10.00
Tier I Capital (to Risk-weighted Assets)
Actual	$13,171	13.80%	$12,263	14.75%
For Capital Adequacy Purposes	3,818	4.00	3,326	4.00
To Be Well Capitalized	5,727	6.00	4,988	6.00
Tier I Capital (to Average Assets)
Actual	$13,171	8.67%	$12,263	9.38%
For Capital Adequacy Purposes	6,080	4.00	5,229	4.00
To Be Well Capitalized	7,600	5.00	6,537	5.00

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

Financial Services Modernization Act of 2000

The Gramm-Leach-Bliley Act (better known as the Financial Services Modernization Act of 2000) permits bank holding companies to become financial holding companies and thereby affiliate with securities and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Act of 1991 (prompt corrective action provisions), is well managed, and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

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

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards (“FAS”) No. 132, Employers’ Disclosures about Pension and Other Postretirement Benefit. This statement retains the disclosures required by FAS No. 132, which standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable and requires additional information on changes in the benefit obligations and fair value of plan assets. Additional disclosures include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. This statement retains reduced disclosure requirements for nonpublic entities from FAS No. 132, and it includes reduced disclosure for certain of the new requirements. This statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim disclosures required by this statement are effective for interim periods beginning after December 15, 2003.

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

In April, 2003, the FASB issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133. The amendments set forth in FAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in FAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. FAS No.149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This statement is effective for contracts entered into or modified after September 30, 2003, except as stated below and for hedging relationships designated after September 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to FAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to September 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after September 30, 2003. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Such instruments may have been previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The adoption of this statement did not have a material effect on the Company’s reported equity.

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

In December 2003, the FASB issued a revision to Interpretation 46, Consolidation of Variable Interest Entities, which established standards for identifying a variable interest entity (VIE) and for determining under what circumstances a VIE should be consolidated with its primary beneficiary. Application of this Interpretation is required in financial statements of public entities that have interests in special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VIEs is required in financial statements for periods ending after March 15, 2004. Small business issuers must apply this Interpretation to all other types of VIEs at the end of the first reporting period ending after December 15, 2004. The adoption of this Interpretation has not and is not expected to have a material effect on the Company’s financial position or results of operations.

ITEM 2. Description of Property

The Bank’s principal office is located at 105 Washington Square, Bucyrus, Ohio 44820. The Bank’s three branches are located at 1605 Marion Road, Bucyrus, Ohio, 123 East Main Street, Cardington, Ohio, and 250 West Sandusky Street, Fredericktown, Ohio. The Bank owns all of the properties. The Bank currently supplies the Holding Company minimal office space at no cost.

ITEM 3. Legal Proceedings

The nature of the Company’s business generates a certain amount of litigation involving matters arising in the ordinary course of business. However, in the opinion of Management of the Bank, there are no proceedings pending to which the Bank is a party or to which its property is subject, which, if determined adversely to the Bank, would be material in relation to the Bank’s undivided profits or financial condition, nor are there any proceedings pending other than ordinary routine litigation incident to the business of the Bank. In addition, no other material proceedings are pending or are known to be threatened or contemplated against the bank by government authorities or others.

ITEM 4. Submission of Matters to a Vote of Security Holders

Not Applicable

PART II

ITEM 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Prices and Dividends

At December 31, 2003, the Company had approximately 600 shareholders of record. There is no established public trading market for the outstanding shares of the Company’s Common Stock, although there have been a limited number of private transactions known to the management of the Company. Based solely on information made available to the Company from a limited number of buyers and sellers, shares of the Company’s Common Stock that have actually been traded in private transactions since December 31,1994 were all traded between $18.00 and $30.98. There may, however, have been other transactions at other prices not known to management of the Company.

Payment of dividends by the Bank is subject to regulatory limitations and Ohio banking law. Because cash available for dividend distribution to shareholders of the Company will initially only come from dividends paid by the Bank to the Company, these regulatory limitations on dividends by the Bank will affect the amount of funds available for dividends by the Company.

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

Dividends paid by the Company necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors relevant at the time the Board of Directors of the Company considers dividend payment. Under the Ohio Revised Code, the Company is prohibited from paying dividends if either the Company would be unable to pay its debts as they become due, or the Company’s total assets would be less than its total liabilities plus an amount needed to satisfy any preferential rights of shareholders. The Company may only pay dividends out of surplus. Surplus is defined as the excess of a corporation’s assets over its liabilities plus stated capital. Total assets and liabilities are determined by the Board of Directors, which may base its determination on such factors as it considers relevant, including without limitation: (i) the book values of the assets and liabilities of the Holding Company, as reflected on its books and records; and (ii) unrealized appreciation and depreciation of the assets of the Holding Company. The following table discloses relevant stock information by quarter for 2003 and 2002.

	03/31/03	6/30/03	09/30/03	12/31/03
High	$26.25	$27.00	$29.00	$30.98
Low	$26.25	$26.25	$27.00	$29.00
Dividend Declared	$0.18	$0.18	$0.18	$0.19

	03/31/02	6/30/02	09/30/02	12/31/02
High	$18.00	$23.50	$24.50	$27.50
Low	$18.00	$18.00	$20.62	$24.20
Dividend Declared	$0.16	$0.16	$0.16	$0.18

If, in the opinion of the applicable federal bank regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve Board has similar authority with respect to bank holding companies. In addition, the Federal Reserve Bank and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Finally, the federal bank regulatory authorities have established guidelines with respect to the maintenance of appropriate levels of capital by a bank or bank holding company under their jurisdiction. Compliance with the standards set forth in such policy statements and guidelines could limit the amounts which subsidiaries can pay as dividends and the amount of dividends which the Company and its subsidiaries may pay.

Five Year Consolidated Summary

In thousands, except per common share amounts and ratios	2003	2002	2001	2000	1999
Years Ended December 31,
Statements of Income
Interest Income	$7,181	$7,006	$6,881	$6,908	$6,456
Interest Expense	2,743	2,332	2,883	2,943	2,592

Net interest income	4,438	4,674	3,998	3,965	3,864
Provision for loan losses	50	(275)	0	(134)	(130)

Net interest income after provision for loan losses	4,388	4,949	3,998	4,099	3,994
Noninterest income (A)	1,608	884	778	686	650
Noninterest expenses	4,590	4,601	3,620	3,594	3,215

Income before income taxes	1,406	1,232	1,156	1,191	1,429
Income tax expense	201	180	193	305	358

Net income	$1,205	$1,052	$963	$886	$1,071

Net Income
Basic	$2.10	$1.82	$1.62	$1.44	$1.70
Diluted	2.09	1.81	1.60	1.42	1.67
Dividends declared	0.73	0.66	0.64	0.64	0.61
Stockholders’ equity	23.08	22.47	20.64	19.47	18.32
Stock price range	26.25-30.98	18.00-27.50	18.00-29.00	28.25-29.00	27.00-28.25
Selected Consolidated Balance Sheet Data at December 31,
Assets	$149,064	$132,390	$109,561	$100,131	$99,261
Investment securities	47,668	45,164	33,989	27,545	34,795
Loans (B)	87,022	71,555	61,038	62,679	55,975
Deposits	102,468	97,012	85,753	84,927	86,959
Borrowed funds	32,200	21,246	10,094	2,258	29
Shareholders’ equity	13,287	12,908	12,179	11,776	11,353
Ratios (C)
Per $100 of average assets
Net Interest Income (tax-equivalent basis)	$3.29	$3.86	$3.76	$4.36	$4.41
Provision for loan losses	0.03	(0.23)	0	(0.14)	(0.13)

Net interest income after provision for loan losses	3.26	4.09	3.76	4.50	4.54
Non-interest income	1.10	.76	.77	0.69	0.69
Non-interest expense	3.13	3.83	3.45	3.85	3.57

Income before income taxes	1.23	1.02	1.08	1.34	1.66
Income tax expense	.41	.15	.18	0.44	0.55

Net income	$0.82	$0.87	$0.90	$0.90	$1.11

Leverage (D)	11.28	x	9.82	x	9.06	x	8.68	x	8.35	x
Return on average shareholders’ equity	9.27%	8.59%	8.21%	7.75%	9.27%
Average shareholders’ equity to average assets	8.87%	10.16%	11.04%	11.52%	11.97%
Dividend payout ratio	34.85%	38.59%	39.66%	44.48%	35.81%
Tier 1 capital ratio at December 31	13.80%	14.75%	16.82%	18.40%	19.35%
Tier 1 and Tier 2 capital ratio at December 31	15.05%	16.00%	18.09%	19.70%	20.62%
Leverage ratio	8.67%	9.38%	10.77%	11.50%	11.98%

(A)	Includes gains (losses) from securities transactions of $436 in 2003, $37 in 2002, $40 in 2001, $19 in 2000 and $(3) in 1999.
(B)	Net of unearned income and allowance for loan loss.
(C)	Based on average balances and net income for the periods.
(D)	The ratio of average assets to average shareholders equity.

ITEM 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

FC Banc Corp. (the “Company”) is a bank holding company engaged in the business of commercial and retail banking through its subsidiary The Farmers Citizens Bank (the “Bank” or “Farmers Citizens”), which accounts for substantially all of its revenues, operating income, and assets. The following discussion is intended to focus on and highlight certain financial information regarding FC Banc Corp. and should be read in conjunction with the financial statements and related notes which have been prepared by the management of FC Banc Corp., in accordance with accounting principles generally accepted in the United States of America. The Audit Committee of the Board of Directors engaged S.R. Snodgrass AC, independent auditors, to audit the financial statements. The auditors’ report is included as a part of the 2003 Annual Report. To assist in understanding and evaluating major changes in the Company’s financial position and results of operations, two-, three-, and five-year comparisons are provided in tabular form for ease of comparison.

Forward-Looking Statements

In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the operations of the Bank, and the Company’s actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein, but also include changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Farmers Citizens’ market area and competition, which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

1.	Management’s determination of the amount of the allowance for loan losses as set forth under the captions “Financial Condition,” “Comparison of Results of Operations for the Years Ended December 31, 2003 and 2002”;

2.	Management’s discussion of the liquidity of Farmers Citizens’ assets and regulatory capital of Farmers Citizens as set forth under “Effects of Inflation/Changing Prices” and “Liquidity and Interest Rate Sensitivity Management”; and

3.	Management’s analysis of the interest rate risk of Farmers Citizens as set forth under “Effects of Inflation/Changing Prices” and “Liquidity and Interest Rate Sensitivity Management.”

The Company does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

The Company’s accounting policies are integral to understanding the results reported. The accounting policies are described in detail in Note 1 of the consolidated financial statements. Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies involving significant management valuation judgments.

Other Than Temporary Impairment of Equity Securities

Equity securities are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Allowance for Loan Losses

Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company’s allowance for loan losses provides for probable losses based upon evaluations of known, and inherent risks in the loan portfolio.

Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for loan losses, refer to Note 1 of “Notes to Consolidated Financial Statements” commencing on page 32 of this Form 10-KSB.

Deferred Tax Assets

We use an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced. Our deferred tax assets are described further in Note 9 of the consolidated financial statements.

Financial Condition

The Company’s consolidated total assets amounted to $149.1 million at December 31, 2003, an increase of 12.59% over the $132.4 million at December 31, 2002. Such increase in assets was funded by an increase of $5.5 million increase in deposits and the $11.0 million net increase in borrowings.

Loan Portfolio Loans, as a component of earning assets, represent a significant portion of earning assets. At December 31, 2003, the Bank’s real estate loans secured by 1-to-4 family residential properties were $43,908,000. Loans secured by farmland and loans to finance agricultural production and other loans to farmers were $12,483,000. As noted in Note 4 of the Notes to Consolidated Financial Statements, the Bank also was a creditor for $2,486,000 of loans to related parties.

In thousands, except ratios	2003	2002	2001	2000	1999
Loans at December 31,
Loans secured by real estate:
Construction	$2,021	$558	$1,087	$841	$416
Commercial	23,514	22,029	19,753	20,515	20,148
Residential	43,908	32,227	26,104	27,665	23,770
Commercial, Financial, Agricultural	11,045	7,802	5,940	5,781	6,720
Consumer	6,534	8,939	8,154	7,877	4,921

Total	$87,022	$71,555	$61,038	$62,679	$55,975

Allowance for Loan Losses
Balance at beginning of year	$1,213	$1,499	$1,496	$1,732	$1,725
Provision for loan losses	50	(275)	0	(134)	(130)
Charge-offs
Commercial and agricultural	46	2	35	64	20
Consumer	41	23	56	51	48
Real estate	0	0	0	68	0

Total Charge-offs	87	25	91	183	68

Recoveries
Commercial and agricultural	5	1	32	39	183
Consumer	13	13	18	42	22
Real estate	0	0	44	0	0

Total recoveries	18	14	94	81	205

Net charge-offs (recoveries)	69	11	(3)	102	(137)

Balance at end of year	$1,194	$1,213	$1,499	$1,496	$1,732

Allocation of Allowance for Loan Losses
Commercial	$745	$861	$1,187	$1,044	$1,296
Consumer	71	130	113	108	69
Real estate	184	222	190	199	168
Unallocated	194	0	9	145	199

Total	$1,194	$1,213	$1,499	$1,496	$1,732

Credit Quality Ratios
Net charge-offs as a percentage of average loans	0.09%	0.01%	(0.00)%	0.17%	(.27)%
Allowance for loan losses to
Total loans at year-end	1.37%	1.69%	2.45%	2.39%	3.09%
Net charge-offs	17.30	110.27	499.67	14.67	(12.64)
Provision for loan losses to average loans	0.06%	(0.41)%	0.00%	(0.23)%	(0.26)%
Earnings coverage of net charge-offs	17.46	95.64	(385.33)	11.68	(10.47)

Average loans increased 19.63% in 2003 to represent 59.30% of average earning assets compared with 61.02% in 2002. Year end total residential real estate loans of $43,908,000 represent approximately 50.45% of the total loans outstanding compared with to 45.03% for the previous year end. Consumer loans decreased from $8,939,000 in 2002 to $6,534,000 in 2003. Commercial, financial, and agricultural loans increased 41.57%, from $7,802,000 on December 31, 2002, to $11,045,000 on December 31, 2003. The following table sets forth the maturity of our loan portfolio as of December 31, 2003, which have pre-determined interest rates and which have floating or adjustable rates. The table does not include prepayments or scheduled principal repayments. All loans are shown as maturing based on contractual maturities.

	Within 1 Year	1-5 Years	After 5 Years	Total Loans
Fixed Rate

Loans Secured by Real Estate	2,526	15,662	45,335	63,523
Commercial, Financial, and Agricultural	1,868	2,094	3,759	7,721
Consumer	382	5,948	108	6,438

Total Fixed	4,776	23,704	49,202	77,682

Adjustable Rate

Loans Secured by Real Estate	2,017	3,903	0	5,920
Commercial, Financial, and Agricultural	3,190	134	0	3,324
Consumer	96	0	0	96

Total Adjustable	5,303	4,037	0	9,340

Total Loans	10,079	27,741	49,202	87,022

In addition to the loans reported in the loan information table, there are certain off-balance sheet products such as letters of credit and loan commitments that are offered under the same credit standards as the loan portfolio. Management closely monitors the financial condition of potential creditors throughout the term of the instruments to ensure that they maintain credit standards. Refer to Note 11 for additional information on off-balance sheet financial instruments. These arrangements could have a current or future effect on changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. The company has various financial obligations, including contractual obligations and commitments, that may require future cash payments. The following table shows possible contractual obligations and commitments:

Contractual Obligations, Commitments, Continget Liabilities, and Off-balance Sheet arrangements

Contractual Obligations:

The following table presents as of December 31, 2003 significant contractual obligations to third parties by payment date. Discussion of the obligations can be found in the notes to the consolidated financial statements.

	Payments Due In
(In thousands)	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity	$52,924	$—	$—	$—	$52,924
Certificates of Deposit	25,898	20,435	3,211	—	49,544
Short-term Borrowings	8,472	—	—	—	8,472
Other Borrowings	2,773	4,691	8,174	8,090	23,728

Commitments

The following table presents as of December 31, 2003, the amounts and expected maturities of significant commitments. Discussion of the obligations can be found in the notes to the consolidated financial statements.

(In thousands)	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Commitments to extend credit
Commercial	$2,217	—	—	—	$2,217
Residential real estate	—	—	—	—	—
Home Equity Lines	2,551	—	—	—	2,551
Other	—	—	—	—	—
Standby letters of credit	85	—	—	—	85

Commitments to extend credit, including loan commitments, and standby letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

Nonperforming Assets Non-accrual loans as of December 31, 2003, were $191,000 compared with $174,000 as of the previous year end. Loans which are contractually past due 90 days or more amounted to $8,000 as of December 31, 2003, and were $11,000 as of the previous year end. Management believes that the Allowance for Loan Losses is adequate to cover any probable losses inherent in the loan portfolio at December 31, 2003. Refer to the section entitled “Allowance for Loan Losses” for additional detail. A loan is placed on non-accrual when payment terms have been seriously violated (principal and/or interest payments are 90 days or more past due, deterioration of the borrower’s ability to repay, or significant decrease in value of the underlying loan collateral) and stays on non-accrual until the loan is brought current as to principal and interest. The classification of a loan or other asset as non-accruing does not indicate that loan principal and interest will not be collectible. The Bank adheres to the policy of the Federal Reserve that banks may not accrue interest on any loan when the principal or interest is past due and has remained unpaid for 90 days or more unless the loan is both well secured and in the process of collection. A loan is considered restructured or renegotiated when either the rate is reduced below current market rate for that type of risk, principal or interest is forgiven, or the term is extended beyond that which the Bank would accept for loans with comparable risk. Property obtained from foreclosing on loans secured by real estate is adjusted to market value prior to being capitalized in an “Other Real Estate” account for possible resale. Regulatory provisions on other real estate are such that after five years, or ten years under special circumstances, property must be charged-off. This period gives the Bank adequate time to make provisions for disposing of any real estate property. Loans accounted for as nonperforming (nonaccrual, restructured, past due 90-days or more, and impaired) loans as of year-end 2003 and 2002 amounted to $199,000 and $185,000, respectively. Please refer to the following section entitled “Allowance for Loan Losses” for additional explanation.

Allowance for Loan Losses The allowance for loan losses was established and is maintained by periodic charges to the provision for loan loss, an operating expense, in order to provide for probable losses inherent in the Bank’s loan portfolio. Loan losses and recoveries are charged or credited, respectively, to the allowance for loan losses as they occur. The allowance/provision for loan losses is determined by management by considering such factors as the size and character of the loan portfolio, loan loss experience, problem loans, and economic conditions in the market area of the Bank. The risk associated with the lending operation can be minimized by evaluating each loan independently based on criteria which includes, but is not limited to, (a) the purpose of the loan, (b) the credit history of the borrower, (c) the borrower’s financial standing and trends, (d) the market value of the collateral involved, and (e) the down payment received. Management utilizes an internal loan review procedure to provide for analysis of operating data, tax returns and financial statement performance ratios for all significant commercial loans, regulatory classified loans, past due loans and internally identified “watch” loans. The Bank’s examiners and independent auditors will periodically perform independent credit reviews of the Bank’s borrowers and evaluate the adequacy of the allowance for loan losses account based upon the results of their review and other factors. Management and the Board of Directors, in determining the adequacy of the allowance for loan loss account on a quarterly basis, use the results of the quarterly credit reviews in conjunction with independent collateral evaluations.

A provision for loan losses of $50,000 was provided in 2003 as a result of management’s thorough analysis of the Bank’s portfolio and the factors surrounding the current market conditions. As of December 31, 2003, the reserve for loan losses was $1,194,000 which represents 1.37% of outstanding loans. The reserve continues to exceed peer groups and both internal and external evaluations indicate that the levels of reserves are adequate given the risk within the loan portfolio. During 2002 management thoroughly reviewed the reserve for loan losses and determined that a $275,000 negative provision was warranted and appropriate. In addition to the internal analysis, external reviews also indicated that the resulting reserve for loan losses was adequate as well as comparison to both peer groups and industry standards. As of December 31, 2002, the reserve for loan losses was $1,213,000, which represents 1.69% of outstanding loans. This reserve, which is significantly higher than peer group, was increased in 1994 and 1995 specifically due to loan concerns of the regulators. Current evaluations of our portfolio, both internally and through independent sources, indicate that that risk no longer exists. The negative provision was based upon our ongoing loan reviews and composites of the loan portfolio which has a high concentration of loans secured by one to four family residential properties and other forms of collateral which are considered to have less risk. Current analysis indicates that this level of reserve is adequate given the current economic trends, delinquency patterns and loan quality within the various portfolios.

The following table illustrates the allocation of the allowance for loan losses for each category of loan. The allocation of the allowance to each category is not necessarily indicative of future loss in a particular category and does not restrict our use of the allowance to absorb losses in other loan categories.

	At December 31,
	2003		2002		2001
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Type of Loans:

Commercial & Commercial
Residential	$745	39.71%	$861	41.69%	$1,187	42.09%
Residential Real Estate	71	52.78%	222	45.82%	190	44.55%
Consumer	184	7.51%	130	12.49%	113	13.36%
Unallocated	194	0.00%	0	0.00%	9	0.00%

Total	$1,194	100.00%	$1,213	100.00%	$1,499	100.00%

Investments The investment portfolio represents the second largest use of financial resources. The investment portfolio of the Bank includes U.S. Government agency securities, obligations of states and political subdivisions, mortgage backed securities, and equity securities. Securities categorized as “available-for-sale” can and will be sold prior to maturity to meet liquidity or other funding needs. It is management’s intent to hold those securities categorized as “held-to-maturity” until their maturity unless they are subject to an earlier redemption via a “call feature”. At December 31, 2003 and 2002, the entire investment portfolio of the Bank was classified as available-for-sale.

The following table is a schedule of the maturity distributions and weighted average yield of investment securities as of December 31, 2003:

Available for Sale

	Amortized Cost Maturing:
	Within 1 Year	After 1 but within 5 Years	After 5 but within 10 Years	After 10 Years	Total
	(Dollars in Thousands)
U. S. Government agency securities	$3,500	$2,770	$1,500	$—	$7,770
Obligations of states and political Subdivisions	936	5,831	13,245	—	20,012
Other debt securities	8	—	—	—	8
Mortgage – backed securities (2)	7,649	9,003	2,526	524	19,702

Total	$12,093	$17,604	$17,271	$524	$47,492

Weighted average yield (1)	4.67%	5.05%	6.10%	6.30%	5.61%

(1)	Weighted average yields were computed on a tax equivalent basis using the federal income tax statutory rate and were determined on the basis of cost, adjusted for amortization of premium or accretion of discount.
(2)	Mortgage-backed securities provide for periodic principal repayments. It is anticipated that these securities will be repaid prior to their contractural maturity dates.

Average investments increased by $12,128,000 from an average of $40,806,000 during 2002 to $52,934,000 during 2003, an increase of 29.72%. During the same period, the average balance of the federal funds sold decreased from $1,211,000 in 2002 to $888,000 in 2003. Federal funds sold are consistently maintained at levels that will cover the short-term liquidity needs of the Bank. Because of changes in interest rates and the increases of borrowings, portions of the excess available funds were invested in investments. Average cash and due from bank balances increased from $3,271,000 in 2002 to $3,956,000 in 2003. The Bank utilizes a number of outside sources to analyze, evaluate, and obtain advice relative to the management of its investment portfolio. The Bank does not invest in any one type of security over another. Funds allocated to the investment portfolio are constantly monitored by management to ensure that a proper ratio of liquidity to earnings is maintained.

Deposits The Consolidated Average Balance Sheets and Related Yields and Rates table highlights average deposits and interest rates during the last three years. Average deposits in 2003 have increased by approximately $11,549,000, or 14.91% from 2002 averages, which had increased $ 5,700,000, or 6.78% compared with 2001. The average cost of deposits for the Bank was approximately 1.99% for the year ended December 31, 2003, compared with 2.34% and 3.52% for 2002 and 2001, respectively.

Short Term Borrowings Short-term borrowings increased by $4.0 million, to $8.5 million at December 31, 2003, from $4.5 million at December 31, 2002. This was due to increases in repurchase agreement balances of $2.8 million and federal funds purchased of $1.2 million.

The outstanding balances and related information of short-term borrowings which includes securities sold under agreements to repurchase, are summarized as follows:

	2003	2002
Balance at year-end	$8,472	$4,477
Average balance outstanding	6,019	5,136
Maximum month-end balance	9,971	6,697
Weighted-average rate at year-end	0.97%	1.41%
Weighted-average rate during the year	1.08%	1.71%

Average balances outstanding during the year represent daily average balances, and average interest rates represent interest expense divided by the related average balance.

Other Borrowings Other borrowings increased by $6.9 million, or 41.1%, to $23.7 million at December 31, 2003, from $16.8 million at December 31, 2002. Other borrowings have grown due to a return on equity enhancement strategy through the use of alternative sources of funds. In using this strategy, the bank borrows funds and invests that money in mortgage backed securities with a similar average life. When entering into these transactions the bank earns an initial spread of at least 125 basis points. This spread was reduced significantly due to the historically high prepayment speeds of the mortgage backed securities during the third quarter of 2003. .

The following table sets forth information concerning other borrowings with the FHLB:

	Maturity range		Weighted- average Interest rate	Stated interest rate range		At December 31,
Description	from	to		from	to	2003	2002
Mortgage match	10/04/11	11/01/11	4.99%	4.99%	4.99%	$221	$914
Convertible	04/23/07	01/28/13	4.15	3.51	4.57	13,000	10,500
Convertible amortizing	03/13/03	04/01/08	2.38	2.38	2.38	4,367	—
Fixed rate	02/22/04	12/11/07	4.83	3.68	5.47	3,000	3,000
CMP advances	08/01/07	02/01/08	3.16	2.69	3.48	3,139	2,347

						23,727	16,761
Note payable						1	8

						$23,728	$16,769

Maturities of other borrowings at December 31, 2003, are summarized as follows:

Year Ending December 31,	Amount	Weighted- Average Rate
2004	$2,773	3.74%
2005	1,820	2.77
2006	2,871	3.67
2007	7,740	4.04
2008	434	2.59
2009 and after	8,091	3.90

	$23,728	3.79%

Shareholders’ Equity Maintaining a strong capital position in order to absorb inherent risk is one of management’s top priorities. Selected capital ratios for the last five years are presented in the five-year Consolidated Financial Summary. In 2003, the Average Shareholders’ Equity to Average Assets ratio decreased to 8.87%. The ratio of Return on Average Shareholders’ Equity increased to 9.27% in 2003 compared with 8.59% in 2002 and 8.21% in 2001. It should also be noted that the return on average assets for 2003 was .82% which was a decrease of 5 basis points from .87% in 2002 and a decrease of 3 basis points from .90% in 2001.

Banking regulations in 1989 established minimum capital ratios for banks. The primary purpose of these requirements is to assess the risk of a financial institution’s balance sheet and off- balance sheet financial instruments in relation to adjusted capital. A minimum total qualifying capital ratio of at least 8% with at least 4% of capital composed of Tier I (core) capital had to be maintained. Tier I capital includes common equity, non-cumulative perpetual preferred stock, and minority interest less goodwill and other disallowed intangibles. Tier II (supplementary) capital includes subordinate debt, intermediate term preferred stock, the allowance for loan losses and preferred stock not qualifying for Tier I capital. Tier II capital is limited to 100% of Tier I capital. At December 31, 2003, the Company’s risk-based capital ratio for Tier I and Tier II capital is 13.67% and 14.92%, respectively, thus meeting the required 4% and 8% for Tier I and Tier II capital. The five-year Consolidated Financial Summary table and Note 13 to the Consolidated Financial Statements summarizes the risk-based capital of the Bank, leverage components, and ratios.

Consolidated Average Balance Sheets and Related Yields and Rates*

	2003			2002			2001
In thousands, except ratios	Average Balance	Interest Income/ Expense	Average Yields/ Rates	Average Balance	Interest Income/ Expense	Average Yields/ Rates	Average Balance	Interest Income/ Expense	Average Yields/ Rates
Assets
Cash and due from banks	$3,956			$3,271			$3,045
Federal Funds sold	888	8	0.99%	1,211	19	1.57%	5,421	194	3.58%
Investment securities
Taxable securities	36,425	1,254	3.44%	29,378	1,411	4.80%	22,635	1,228	5.43%
Tax-exempt securities	16,509	1,065	6.45%	11,428	755	6.60%	6,454	442	6.85%

Total Investment securities	52,934	2,319	4.38%	40,806	2,166	5.31%	29,089	1,670	5.74%
Loans
Real Estate	46,068	2,995	6.50%	34.017	2,593	7.62%	34,017	2,555	7.51%
Consumer	7,237	538	7.43%	8,603	751	8.73%	7,897	788	9.98%
Commercial (includes real estate)	25,263	1,708	6.76%	22,999	1,738	7.56%	21,169	1,884	8.90%

Total loans	78,502	5,241	6.67%	65,619	5,050	7.74%	63,083	5,227	8.29%

Total earning assets	132,390	7,568	5.72%	107,536	7,267	6.75%	97,593	7,091	7.27%
Allowance for loan losses	(1,223)			(1,287)			(1,487)
Other assets	11,423			10,824			7,047

Total assets	$146,546			$120,444			$106,198

Liabilities and Shareholders’ Equity
Non-interest-bearing deposits	$13,172			$12,262			11,970
Interest-bearing deposits
NOW accounts	14,163	33	0.23%	12,682	89	0.70%	11,723	158	1.35%
Money market accounts	5,975	71	1.19%	5,306	130	2.45%	5,827	200	3.43%
Savings accounts	15,585	55	0.35%	15,421	205	1.33%	15,507	266	1.72%
Time deposits	53,302	1,609	3.02%	44,067	1,391	3.16%	39,011	1,912	4.90%

Total interest-bearing deposits	89,025	1,768	1.99%	77,476	1,815	2.34%	72,068	2,536	3.52%
Borrowed funds	29,769	975	3.28%	16,777	517	3.08%	9,094	347	3.82%

Total interest-bearing liabilities	118,794	2,743	2.31%	94,253	2,332	2.47%	81,162	2,883	3.55%
Other liabilities	1,585			1,688			1,338

Shareholders’ equity	12,995			12,241			11,728

Total liabilities and shareholders’ equity	$146,546			$120,444			$106,198

Net interest income (tax-equivalent basis)		$4,825			$4,935			$4,208

Yield spread			3.41%			4.28%			3.71%
Net interest income to earnings assets			3.64%			4.58%			4.31%
Interest-bearing liabilities to earning assets			89.73%			87.57%			83.16%

*	Interest income/expense and yield/rates are calculated on a tax-equivalent basis utilizing a federal incremental tax rate of 35% in 2003, 2002 and 2001. Non-accrual loans and the related negative income effect have been included in the calculation of average rates.

	Analysis of Changes in Net Interest Income on a Tax-Equivalent Basis (1)
	Change in Volume	Change in Rate	Total Change	Change in Volume	Change in Rate	Total Change
Interest Income:
Short-term investments:
Fed Funds Sold	$(8)	$(3)	$(11)	$ 155	$(330)	$(175)
Investment securities:
Taxable	295	(452)	(157)	336	(153)	183
Tax-exempt (3)	328	(18)	310	330	(17)	313

Total investments	623	(470)	153	666	(170)	496

Loans:
Residential mortgage loans	823	(421)	402	—	38	38
Consumer	148	(361)	(213)	67	(104)	(37)
Commercial and Commercial Real Estate	162	(192)	(30)	154	(300)	(146)

Total loans, net of discount	1,133	(974)	159	221	(366)	(145)

Total Interest Income	1,748	(1,447)	301	1,042	(866)	176

Interest Expense:
Interest-bearing deposits:
NOW accounts	9	(65)	(56)	12	(81)	(69)
Money market accounts	14	(73)	(59)	(20)	(50)	(70)
Savings accounts	3	(153)	(150)	(1)	(60)	(61)
Certificates of deposit	281	(63)	218	225	(746)	(521)

Total interest-bearing deposits	307	(354)	(47)	216	(937)	(721)
Other borrowed funds	428	30	458	247	(77)	170

Total interest expense	735	(324)	411	463	(1,014)	(551)

Net interest income	$1,013	$(1,123)	$(110)	$ 579	$148	$727

(1)	The portion of the total change attributable to both volume and rate changes during the year has been allocated to volume and rate components based upon the absolute dollar amount of the change in each component prior to allocation.

Comparison of Results of Operations for the Years Ended December 31, 2003 and 2002

General Net income for the year-ended December 31, 2003, was $1,205,000, an increase of $153,000, or 14.54%, over the $1,052,000 net income in 2002. The increase in net income resulted primarily from a decrease in noninterest expenses of $11,000 and an increase of $724,000 in noninterest income (an increase in service charges on deposit accounts of $123,000, an increase in investment securities gain, net of $399,000, and the gain on the disposition of premises and equipment of $88,000). These increases were offset by a decrease in the net interest margin of $236,000, and an increase in income taxes of $21,000. Also affecting net income in 2003 was a provision for loan losses of $50,000 which represents an increase of $325,000 over the negative provision in 2002.

Net Interest Income Interest income totaled $7,181,000 for the year ended December 31, 2003, an increase of $175,000 or 2.50% from the $7,006,000 recorded in 2002. The average rate earned (taxable equivalent) on earning assets decreased from 6.75% in 2002 to 5.72% in 2003. Interest income on investment securities increased by $20,000, or 1.03%, due to the increase in the size of the investment portfolio coupled with a decrease of 93 basis points in the weighted-average yield (taxable equivalent) year-to-year, from 5.31% in 2002 to 4.38% in 2003. Interest income on federal funds sold decreased by $11,000 for the year ended December 31, 2003. The average balance invested in federal funds sold decreased by $323,000 compared with 2002. The yield on federal funds sold decreased from 1.57% in 2002 to 0.99% in 2003. Interest income on loans increased $166,000, or 3.29%, during 2003. The average yield on loans decreased from 7.74% in 2002 to 6.67% in 2003. Declining interest rate and historically high refinance levels all contributed to the decrease in the yield on loans in 2003.

Interest expense increased by $411,000, or 17.62%, during 2003, due primarily to the increased cost of borrowed funds and a modest decrease in the cost of deposits. The average cost of deposits decreased from 2.34% in 2002 to 1.99% in 2003. Interest expense on borrowings increased by $458,000 due to the increase in average balance outstanding from $16,777,000 in 2002 to $29,769,000 in 2003. The yield on borrowed funds also increased from 3.08% in 2002 to 3.28% in 2003.

As a result of the forgoing changes in interest income and interest expense, net interest income decreased by $236,000, or 5.05%, during 2003, as compared with 2002. This decrease was due mostly to overall growth of the Bank as interest rates earned on assets were decreasing, while the cost of funds (deposits and borrowings) reduction was modest. The interest rate spread decreased by 87 basis points to 3.41% for 2003 as compared with 4.28% for 2003, while the net interest margin decreased by 94 basis points to 3.64% for year 2003 compared with 4.58% in 2002. The decline in net interest income was the result of three continuing factors impacting 2003. First, the Federal Reserve continued to reduce rates in 2003. In general, a reduction of rates compresses the Bank’s interest margin. This has been a factor in the Company’s performance since 2002, but the impact was more pronounced in 2003. Many of the Company’s deposit rates reached practical rate floors and could not be lowered further. The second factor impacting the net interest margin was the decline in the Company’s yield on its earning assets (investments and loans). Substantial prepayments in the Bank’s mortgage backed investment securities and significant refinancing activity of the Bank’s loan portfolio contributed significantly to the decline in the earning asset yields. The third factor impacting the net interest margin in 2003 was the growth in the Real Estate Loan category. Average balances grew from $34,017 in 2002 to $46,068 in 2003, while the average yield on the portfolio decreased from 7.62% in 2002 to 6.50% in 2003, a decrease of 112 basis points. The majority of the new loans in the mortgage category are 15- to 30- year 1-4 family mortgage loans. Should rates fall in 2004, the inability to lower deposit rates further combined with competitive loan pricing pressure will be major factors in further net interest margin compression. Should the Board of Governors of the Federal Reserve System begin to increase interest rates, the Company will experience deposit pricing pressure on its cost of deposits and must endeavor to reposition maturities on its earning assets to take advantage of a rising rate environment. The Banks sensitivity to interest rates is further illustrated in the Interest rate Sensitivity Table presented immediately following the discussion of Liquidity and Interest Rate Sensitivity Management.

Provision for Loan Losses Farmers Citizens maintains an allowance for loan losses in an amount, which, in management’s judgment, is adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses, after net charge-offs have been deducted, to bring the allowance to a level which is considered adequate to absorb potential losses inherent in the loan portfolio in accordance with generally accepted accounting principles (“GAAP”). The amount of the provision is based on management’s regular review of the loan portfolio and consideration of such factors as historical loss experience, generally prevailing economic conditions, changes in size and composition of the loan portfolio and considerations relating to specific loans, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral. Other factors include the performance of Bank’s loan portfolio, the economy, changes in real estate values, interest rates and regulatory requirements regarding asset classifications. As a result of its analysis, management concluded that the allowance was adequate as of December 31, 2003. There can be no assurance that the allowance will be adequate to cover future losses on nonperforming assets.

The Bank experienced net charge-offs of $69,000 in 2003 compared with $11,000 in 2002. Farmers Citizens’ charge-off history is a product of a variety of factors, including Farmers Citizens’ underwriting guidelines and the composition of its loan portfolio. An analysis of the Allowance for Loan Losses is presented in the Loan Information table.

Management provided an additional $50,000 to the Reserve for Loan Losses in 2003 to reflect the additional credit risk associated with the growth of the Banks loan portfolio and the overall credit quality of the portfolio. There was a negative provision of $275,000 for possible loan losses in 2002. There was no provision for possible loan losses during 2001 and a negative provision of $134,000 in 2000. The negative provision in 2002 was based upon the results of management’s quarterly reviews of the loan portfolio to identify problem and potential problem loans and to determine appropriate courses of action on a loan-by-loan basis. Collection procedures are activated when a loan becomes past due.

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

Management believes significant factors affecting the allowance are being reviewed regularly and that the allowance is adequate to cover potentially uncollectible loans as of December 31, 2003. The Bank has no exposure from troubled debt to lesser-developed countries.

The “allowance for loan losses to total loans at year-end” ratio decreased to 1.37% in 2003 from 1.69% in 2002 and 2.45% in 2001. The decrease was due primarily to the increase in the loan portfolio. An analysis of the Allowance for Loan Losses is presented in the Loan Information table.

Noninterest Income Noninterest income increased 81.90% from $884,000 in 2002 to $1,608,000 in 2003. This increase was due primarily to increases in service charge income of $123,000, investment security gains, net of $399,000, and the gain on disposal of premises and equipment of $88,000. Noninterest income consists of service fee income from deposit accounts, loan fees, and increases in the cash surrender values of life insurance policies.

NonInterest Expense Noninterest expense decreased slightly from $4,601,000 in 2002 to $4,590,000 in 2003. Salaries and employee benefits decreased by 6.97% or $163,000 in 2003. 2002 expense included the increase in salaries and employee benefits attributable to the termination of the employment contract of the former President of the Company. Professional fees also increased in 2003 by 28.51% or $71,000 as a result of increased legal and professional costs. The increase in legal and professional fees was due mostly to research of possible diversification of product lines. Net occupancy increased $103,000 or 15.37%, in 2003 to $773,000 from $670,000 in 2002. Non-interest expense consists of operating expense attributed to staffing (personnel costs), operation and maintenance of bank buildings and equipment, banking service promotion, state franchise taxes and assessments, and other operating expenses.

Income Taxes The provision for federal income taxes totaled $201,000 for the fiscal year ended December 31, 2003, an increase of $21,000, or 11.67%, over the provision in 2002. The effective tax rates were 14.3% and 14.6% for the years ended December 31, 2003 and 2002. Impacting the tax provisions for the five years covered in the five-year consolidated financial summary is the level of net income of the Bank and Holding Company, and the level of tax-exempt income on securities, which was $703,000, $498,000, $291,000, $269,000, and $318,000 for the years 2003, 2002, 2001, 2000, and 1999, respectively.

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

Liquidity and Interest Rate Sensitivity Management Management utilizes several tools currently available to monitor and ensure that liquid funds are available to satisfy the normal loan and deposit needs of its customers while taking advantage of investment opportunities as they arise in order to maintain consistent growth and interest income. Cash and due from banks, marketable investment securities with maximum one-year maturities, and federal funds sold are the principal components of asset liquidity. The “Interest Rate Sensitivity” table indicates that the Bank has increased its liability sensitive position in 2003. This is more beneficial in a period of declining interest rates since liabilities can be repriced at lower rates, should the bank have the ability to lower its liability costs. In periods of rising interest rates, interest sensitive assets are more favorable since they allow adjustment of interest sensitive assets prior to maturing interest sensitive liabilities.

Interest Rate Sensitivity

	December 31, 2003 Repricing or Maturing
In thousands, except ratios	Within 3 Months	Over 3 Months to 1 Year	Over 1 Year to 2 Years	After 2 Years	Total
Loans	$9,419	$14,474	$8,384	$54,745	$87,022
Investment securities	4,597	7,717	6,005	29,349	47,668
Other earning assets	—	—	—	—	—
Other assets	—	—	—	14,374	14,374

Total assets	$14,016	$22,191	$14,389	$98,468	149,064

Noninterest-bearing deposits	$—	$—	$—	$13,116	$13,116
Interest-bearing deposits	13,036	22,843	19,713	33,760	89,352
Borrowed funds	9,472	—	0	22,728	32,200
Other liabilities and equity	—	—	—	14,396	14,396

Total liabilities and equity	$22,508	$22,843	$19,713	$84,000	$149,064

Gap*	$(8,492)	$(652)	$(5,324)	$14,468
Cumulative gap	(8,492)	(9,144)	(14,468)
Cumulative gap as a percent of total assets	(5.70)%	(6.13)%	(9.71)%	0.00%

	December 31, 2002 Repricing or Maturing
In thousands, except ratios	Within 3 Months	Over 3 Months to 1 Year	Over 1 Year to 2 Years	After 2 Years	Total
Loans	$8,792	$16,304	$11,360	$35,099	$71,555
Investment securities	4,080	9,823	4,985	26,276	45,164
Other earning assets	—	—	—	—	—
Other assets	—	—	—	15,671	15,671

Total assets	$12,878	$26,127	$16,345	$77,046	132,390

Noninterest-bearing deposits	$—	$—	$—	$13,403	$13,403
Interest-bearing deposits	14,539	23,648	12,084	33,338	83,609
Borrowed funds	4,477	—	1,000	15,769	21,246
Other liabilities and equity	—	—	—	14,132	14,132

Total liabilities and equity	$19,016	$23,648	$13,084	$76,642	$132,390

Gap*	$(6,144)	$2,479	$3,261	$404
Cumulative gap	(6,144)	(3,665)	(404)
Cumulative gap as a percent of total assets	(4.63)%	(2.76)%	(0.30)%	0.00%

ITEM 7. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders

FC Banc Corp.

We have audited the accompanying consolidated balance sheet of FC Banc Corp. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FC Banc Corp. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/    S.R. Snodgrass, A.C.

Wexford, PA

January 30, 2004

FC BANC CORP.

CONSOLIDATED BALANCE SHEET

	December 31,
	2003	2002
	(Dollars in thousands)
ASSETS
Cash and due from banks	$3,936	$4,825
Investment securities available for sale	47,668	45,164
Loans	87,022	71,555
Less allowance for loan losses	1,194	1,213

Net loans	85,828	70,342
Premises and equipment	6,746	7,023
Bank-owned life insurance	2,874	2,757
Accrued interest and other assets	2,012	2,279

TOTAL ASSETS	$149,064	$132,390

LIABILITIES
Deposits:
Noninterest-bearing	$13,116	$13,403
Interest-bearing demand	15,388	13,058
Savings	15,031	15,223
Money Market	9,389	5,134
Time	49,544	50,189

Total deposits	102,468	97,012

Short-term borrowings	8,472	4,477
Other borrowings	23,728	16,769
Accrued interest and other liabilities	1,109	1,224

TOTAL LIABILITIES	135,777	119,482

STOCKHOLDERS’ EQUITY
Preferred stock of $25 par value; 750 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value; 4,000,000 shares authorized, 665,632 shares issued	832	832
Additional paid-in capital	1,361	1,364
Retained earnings	13,248	12,463
Accumulated other comprehensive income	116	536
Treasury stock, at cost (89,983 and 91,205 shares)	(2,270)	(2,287)

TOTAL STOCKHOLDERS’ EQUITY	13,287	12,908

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$149,064	$132,390

See accompanying notes to consolidated financial statements.

FC BANC CORP.

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
INTEREST INCOME
Interest and fees on loans	$5,216	$5,050	$5,192
Federal funds sold	8	19	193
Investment securities:
Taxable	1,254	1,439	1,205
Exempt from federal income tax	703	498	291

Total interest income	7,181	7,006	6,881

INTEREST EXPENSE
Deposits	1,768	1,815	2,536
Short-term borrowings	64	87	203
Other borrowings	911	430	144

Total interest expense	2,743	2,332	2,883

NET INTEREST INCOME	4,438	4,674	3,998

Provision for loan losses	50	(275)	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,388	4,949	3,998

NONINTEREST INCOME
Service charges on deposit accounts	655	532	470
Investment securities gains, net	436	37	40
Bank-owned life insurance earnings	117	161	128
Gain on sale of premises and equipment	88	—	—
Other income	312	154	140

Total noninterest income	1,608	884	778

NONINTEREST EXPENSE
Salaries and employee benefits	2,175	2,338	1,691
Net occupancy and equipment expenses	773	670	659
Professional fees	320	249	194
State franchise tax	166	155	144
Data processing	264	214	173
Other expense	892	975	759

Total noninterest expense	4,590	4,601	3,620

Income before income taxes	1,406	1,232	1,156
Income taxes	201	180	193

NET INCOME	$1,205	$1,052	$963

EARNINGS PER SHARE
Basic	$2.10	$1.82	$1.62
Diluted	2.09	1.81	1.60

See accompanying notes to consolidated financial statements.

FC BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Comprehensive Income
	(Dollars in thousands)
Balance, December 31, 2000	$832	$1,366	$11,212	$(74)	$(1,560)	$11,776
Net income			963			963	$963
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of reclassification adjustment, net of taxes of $95				183		183	183

Comprehensive income							$1,146

Cash dividends ($.64 per share)			(382)			(382)
Purchase of treasury stock					(361)	(361)

Balance, December 31, 2001	832	1,366	11,793	109	(1,921)	12,179
Net income			1,052			1,052	$1,052
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of reclassification adjustment, net of taxes of $220				427		427	427

Comprehensive income							$1,479

Cash dividends ($.66 per share)			(382)			(382)
Purchase of treasury stock					(406)	(406)
Exercise of stock options (1,600 shares)		(2)			40	38

Balance, December 31, 2002	832	1,364	12,463	536	(2,287)	12,908
Net income			1,205			1,205	$1,205
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of reclassification adjustment, net of tax benefit of $216				(420)		(420)	(420)

Comprehensive income							$785

Cash dividends ($.73 per share)			(420)			(420)
Purchase of treasury stock					(108)	(108)
Exercise of stock options (4,940 shares)		(3)			125	122

Balance, December 31, 2003	$832	$1,361	$13,248	$116	$(2,270)	$13,287

	2003	2002	2001
Components of comprehensive income (loss):
Change in net unrealized gain (loss) on investments available for sale	$(132)	$451	$209
Realized gains included in net income, net of taxes of $148, $13, and $14	(288)	(24)	(26)

Total	$(420)	$427	$183

See accompanying notes to consolidated financial statements.

FC BANC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$1,205	$1,052	$963
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	50	(275)	—
Investment securities gains, net	(436)	(37)	(40)
Gain on sale of premises and equipment	(88)	—	—
Depreciation, amortization and accretion	1,093	477	448
Deferred income taxes	(48)	63	31
Decrease (increase) in accrued interest receivable	(43)	5	(51)
Increase (decrease) in accrued interest payable	(11)	3	(91)
Earnings on bank-owned life insurance	(117)	(161)	(128)
Other, net	505	(218)	(167)

Net cash provided by operating activities	2,110	909	1,302

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	19,637	16,177	15,566
Purchases	(41,296)	(36,749)	(21,952)
Proceeds from sales	18,146	10,045	130
Decrease (increase) in loans, net	(15,413)	(10,660)	1,644
Purchases of premises and equipment	(176)	(2,755)	(2,835)
Sale of premises and equipment	133	—	—
Purchase of regulatory stock	(34)	(462)	(19)

Net cash used for investing activities	(19,003)	(24,404)	(7,447)

FINANCING ACTIVITIES
Increase (decrease) in deposits, net	5,456	11,259	826
Increase in short-term borrowings, net	3,995	392	1,850
Proceeds from other borrowings	9,000	10,847	5,993
Repayments of other borrowings	(2,041)	(87)	(7)
Purchases of treasury stock	(108)	(406)	(361)
Proceeds from stock option exercises	122	38	—
Cash dividends	(420)	(382)	(382)

Net cash provided by financing activities	16,004	21,661	7,919

Increase (decrease) in cash and cash equivalents	(889)	(1,834)	1,774

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,825	6,659	4,885

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,936	$4,825	$6,659

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$2,754	$2,329	$2,974
Income taxes	—	184	100

See accompanying notes to consolidated financial statements.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting and reporting policies applied in the presentation of the accompanying financial statements follows:

Nature of Operations and Basis of Presentation

FC Banc Corp. (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary, Farmers Citizens Bank (the “Bank”). The Bank generates commercial (including agricultural), mortgage, and consumer loans and receives deposits from customers located primarily in Crawford, Knox, and Morrow counties in Ohio and the surrounding areas. The Bank operates under a state bank charter and provides full banking services. As a state bank, the Bank is subject to regulations by the State of Ohio Division of Financial Institutions and the Federal Reserve System through the Federal Reserve Bank of Cleveland.

The consolidated financial statements include the accounts of FC Banc Corp. and its wholly owned subsidiary, Farmers Citizens Bank, after elimination of all material intercompany transactions and balances.

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

Investment Securities

Currently, the Company’s investment securities portfolio is classified as available for sale. The portfolio serves principally as a source of liquidity and is carried at fair value with unrealized holding gains and losses for available-for-sale securities reported as a separate component of stockholders’ equity, net of tax, until realized. Debt securities acquired with the intent to hold to maturity would be classified as held to maturity and carried at cost adjusted for amortization of premium and accretion of discount, which are computed using the interest method and recognized as adjustments of interest income. Realized security gains and losses are computed using the specific identification method. Interest and dividends on investment securities are recognized as income when earned.

Common stock of the Federal Home Loan Bank (the “FHLB”), Federal Reserve Bank, and Great Lakes Bankers Bank represents ownership in institutions which are wholly owned by other financial institutions. These equity securities are accounted for at cost and are included in other assets.

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

A loan is considered impaired when it is probable the borrower will not repay the loan according to the original contractual terms of the loan agreement. Management has determined that first mortgage loans on one-to-four family properties and all consumer loans represent large groups of smaller-balance homogeneous loans that are to be collectively evaluated. Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired. A loan is not impaired during a period of delay in payment if the Company expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of delay. All loans identified as impaired are evaluated independently by management. The Company estimates credit losses on impaired loans based on the present value of expected cash flows or the fair value of the underlying collateral if the loan repayment is expected to come from the sale or operation of such collateral.

Impaired loans, or portions thereof, are charged off when it is determined a realized loss has occurred. Until such time, an allowance for loan losses is maintained for estimated losses. Cash receipts on impaired loans are applied first to accrued interest receivable unless otherwise required by the loan terms, except when an impaired loan is also a nonaccrual loan. Payments received on nonaccrual loans are recorded as income or applied against principal according to management’s judgment as to the collectibility of such principal.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is principally computed on the straight-line method over the estimated useful lives of the related assets, which range from three to ten years for furniture, fixtures, and equipment and twenty-five to fifty years for building premises. Leasehold improvements are amortized over the shorter of their estimated useful lives or their respective lease terms, which range from seven to fifteen years. Expenditures for maintenance and repairs are charged against income as incurred. Costs of major additions and improvements are capitalized.

Postretirement Benefits

The Company maintains a noncontributory defined post-retirement plan covering all employees. The plan provides a level of life and health insurance to retirees which is based on their annual compensation prior to retirement.

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

Stock Options (Continued)

Had compensation expense for the stock option plans been recognized in accordance with the fair value accounting provisions of FAS No. 123, Accounting for Stock-Based Compensation, net income applicable to common stock and basic and diluted net income per common share for the year ended December 31 would have been as follows:

	2003	2002	2001
Net income as reported	$1,205	$1,052	$963
Less pro forma expense related to option	39	39	52

Pro forma net income	$1,166	$1,013	$911

Basic net income per common share:
As reported	$2.10	$1.82	$1.62
Pro forma	2.03	1.75	1.53
Diluted net income per common share:
As reported	$2.09	$1.81	$1.60
Pro forma	2.02	1.75	1.52

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

Grant Year	Expected Dividend Yield	Risk-Free Interest Rate	Expected Volatility	Remaining Expected Life (in years)
1997	1.10%	6.89%	6.41%	9.32
1998	1.05%	5.77%	27.00%	9.18
1999	1.02%	5.17%	15.25%	9.24
2000	1.02%	6.75%	5.56%	9.05
2001	1.03%	5.37%	3.59%	9.51
2002	1.03%	4.05%	16.50%	9.89

Cash Flow Information

The Company has defined cash and cash equivalents as those amounts included in the balance sheet captions Cash and due from banks.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards (“FAS”) No. 132, Employers’ Disclosures about Pension and Other Postretirement Benefit. This statement retains the disclosures required by FAS No. 132, which standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable, and requires additional information on changes in the benefit obligations and fair value of plan assets. Additional disclosures include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. This statement retains reduced disclosure requirements for nonpublic entities from FAS No. 132, and it includes reduced disclosure for certain of the new requirements. This statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim disclosures required by this statement are effective for interim periods beginning after December 15, 2003.

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

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In April 2003, the FASB issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133. The amendments set forth in FAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in FAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. FAS No.149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This statement is effective for contracts entered into or modified after September 30, 2003, except as stated below and for hedging relationships designated after September 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to FAS No. 133, Implementation Issues, that have been effective for fiscal quarters that began prior to September 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after September 30, 2003. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Such instruments may have been previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The adoption of this statement did not have a material effect on the Company’s reported equity.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. This interpretation clarifies that a guarantor is required to disclose (a) the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of that

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

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

In December 2003, the FASB issued a revision to Interpretation 46, Consolidation of Variable Interest Entities, which established standards for identifying a variable interest entity (VIE) and for determining under what circumstances a VIE should be consolidated with its primary beneficiary. Application of this interpretation is required in financial statements of public entities that have interests in special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VIEs is required in financial statements for periods ending after March 15, 2004. Small business issuers must apply this interpretation to all other types of VIEs at the end of the first reporting period ending after December 15, 2004. The adoption of this interpretation has not and is not expected to have a material effect on the Company’s financial position or results of operations.

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

2.	EARNINGS PER SHARE (Continued)

	2003	2002	2001
Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	574,954	579,444	596,213
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	2,335	871	3,658

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	577,289	580,315	599,871

Options to purchase 14,500 shares of common stock at prices from $28 to $28.50, as of December 31, 2002, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. There were no anti-dilutive shares at December 31, 2003.

3.	INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated market values of securities available for sale are as follows:

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government agency securities	$7,770	$36	$(12)	$7,794
Obligations of states and political subdivisions	20,012	329	(149)	20,192
Mortgage-backed securities	19,702	91	(119)	19,674

Total debt securities	47,484	456	(280)	47,660
Equity securities	8	—	—	8

Total	$47,492	$456	$(280)	$47,668

3.	INVESTMENT SECURITIES AVAILABLE FOR SALE (Continued)

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government agency securities	$6,487	$147	$—	$6,634
Obligations of states and political subdivisions	15,393	300	(110)	15,583
Mortgage-backed securities	2,413	460	(1)	22,872

Total debt securities	44,293	907	(111)	45,089
Equity securities	58	17	—	75

Total	$44,351	$924	$(111)	$45,164

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2003.

	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses
U.S. Government agency securities	$1,726	$12	$—	$—	$1,726	$12
Obligations of states and political subdivisions	9,038	147	257	2	9,295	149
Mortgage-backed securities	11,606	119	—	—	11,606	119

Total	$22,370	$278	$257	$2	$22,627	$280

The Company’s investment securities portfolio contains unrealized losses of direct obligations of the U.S. Government, including mortgage-related instruments, issued or backed by the full faith and credit of the U.S. Government or are generally viewed as having the implied guarantee of the U.S. Government, and debt obligations of a U.S. state or political subdivision.

On a monthly basis the Company evaluates the severity and duration of impairment for its investment securities portfolio unless the Company has the ability to hold the security to maturity without incurring a loss. Generally, impairment is considered other than temporary when an investment security has sustained a decline of 10 percent or more for six months.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period.

3.	INVESTMENT SECURITIES AVAILABLE FOR SALE (Continued)

The amortized cost and estimated market value of debt securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Market Value
Due after one year through five years	$2,604	$2,647
Due after five years through ten years	11,188	11,194
Due after ten years	33,692	33,819

Total	$47,484	$47,660

Investment securities with a carrying value of $22,609 and $18,792 at December 31, 2003 and 2002, respectively, were pledged to secure deposits and other purposes as required by law.

The following is a summary of proceeds received, gross gains, and gross losses realized on the sale of investment securities available for sale for the years ended December 31.

	2003	2002	2001
Proceeds from sales	$18,146	$10,045	$130
Gross gains	448	63	40
Gross losses	12	26	—

4.	LOANS

Major classifications of loans are summarized as follows:

	2003	2002
Loans secured by real estate:
Residential	$43,908	$32,227
Commercial	23,514	22,029
Construction	2,021	558
Commercial, financial, and agricultural	11,045	7,802
Consumer	6,534	8,939

	87,022	71,555
Less allowance for loan losses	1,194	1,213

Net loans	$85,828	$70,342

Changes in the allowance for loan losses for the years ended December 31 are as follows:

	2003	2002	2001
Balance, January 1	$1,213	$1,499	$1,496
Add:
Provisions charged to operations	50	(275)	—
Recoveries	18	14	94
Less loans charged off	(87)	(25)	(91)

Balance, December 31	$1,194	$1,213	$1,499

The Company grants residential, commercial, and consumer loans to customers throughout its trade area which is concentrated in Crawford, Knox, and Morrow counties in Ohio. Although the Company has a diversified loan portfolio at December 31, 2003 and 2002, a substantial portion of its debtors’ ability to honor their loan agreements is dependent upon the economic stability of its immediate trade area.

Certain directors and executive officers of the Company, members of their immediate families, and companies in which they are principal owners (i.e., at least 10 percent) were indebted to the Company at December 31, 2003 and 2002. A summary of the activity on the related party loans to certain directors and executive officers and their related companies and immediate families consists of the following:

2002	Advances	Repayments	2003
$2,432	$836	$782	$2,486

5.	PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows:

	2003	2002
Land and land improvements	$799	$834
Building and leasehold improvements	5,578	5,797
Furniture, fixtures, and equipment	1,868	1,806

	8,245	8,437
Less accumulated depreciation	1,499	1,414

Total	$6,746	$7,023

Depreciation charged to operations was $408 in 2003, $308 in 2002, and $301 in 2001.

6.	DEPOSITS

Time deposits at December 31, 2003, mature $25,898, $15,697, $4,738, $1,548, and $1,663 during 2004, 2005, 2006, 2007, and 2008, respectively.

Time deposits include certificates of deposit in denominations of $100,000 or more. Such deposits aggregated $14,217 and $13,895 at December 31, 2003 and 2002, respectively.

Maturities on time deposits of $100,000 or more at December 31, 2003, are as follows:

Within three months	$1,673
Beyond three but within six months	3,525
Beyond six but within twelve months	2,529
Beyond one year	6,490

Total	$14,217

7.	SHORT-TERM BORROWINGS

The outstanding balances and related information of short-term borrowings which includes securities sold under agreements to repurchase, are summarized as follows:

	2003	2002
Balance at year-end	$8,472	$4,477
Average balance outstanding	6,019	5,136
Maximum month-end balance	9,971	6,697
Weighted-average rate at year-end	0.97%	1.41%
Weighted-average rate during the year	1.08%	1.71%

Average balances outstanding during the year represent daily average balances, and average interest rates represent interest expense divided by the related average balance.

Investment securities with a carrying value of $7,512 and $4,892 at December 31, 2003 and 2002, respectively, were pledged as collateral for these borrowings.

8.	OTHER BORROWINGS

The following table sets forth information concerning other borrowings with the FHLB:

Description	Maturity range		Weighted- average interest rate	Stated interest rate range		At December 31,
	from	to		from	To	2003	2002
Mortgage match	10/04/11	11/01/11	4.99%	4.99%	4.99%	$221	$914
Convertible	04/23/07	01/28/13	4.15	3.51	4.57	13,000	10,500
Convertible amortizing	03/13/03	04/01/08	2.38	2.38	2.38	4,367	—
Fixed rate	02/22/04	12/11/07	4.83	3.68	5.47	3,000	3,000
CMP advances	08/01/07	02/01/08	3.16	2.69	3.48	3,139	2,347

						23,727	16,761
Note payable						1	8

						$23,728	$16,769

Maturities of other borrowings at December 31, 2003, are summarized as follows:

Year Ending December 31,	Amount	Weighted- Average Rate
2004	$2,773	3.74%
2005	1,820	2.77
2006	2,871	3.67
2007	7,740	4.04
2008	434	2.59
2009 and after	8,091	3.90

	$23,728	3.79%

8.	OTHER BORROWINGS (Continued)

The terms of the convertible borrowings allow the FHLB to convert the interest rate to an adjustable rate based on the three-month London Interbank Offered Rate (“LIBOR”) at a predetermined anniversary year of the borrowing’s origination, ranging from one to seven years. These initial conversion dates range from October 2006 through March 2008. The fixed rate amortizing borrowings require monthly payments of principal and interest of $45,457 through July 2007, $26,747 through January 2008, $88,473 through March 2008, and $2,796 through October 2011.

Borrowing capacity consists of credit arrangements with the FHLB of Cincinnati. FHLB borrowings are subject to annual renewal, incur no service charges, and are secured by a blanket security agreement on certain investment and mortgage-backed securities, outstanding residential mortgages, and the Bank’s investment in FHLB stock. As of December 31, 2003, the Bank’s maximum borrowing capacity with the FHLB was approximately $74,815.

9.	INCOME TAXES

The provision for federal income taxes consists of:

	2003	2002	2001
Current payable	$249	$117	$162
Deferred	(48)	63	31

Total provision	$201	$180	$193

The tax effects of deductible and taxable temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2003	2002
Deferred tax assets
Allowance for loan losses	$81	$88
Accrued expenses and employee benefits	397	310

Deferred tax assets	478	398

Deferred tax liabilities:
Unrealized gain on available-for-sale securities	60	276
Premises and equipment	132	106
Other	52	46

Deferred tax liabilities	244	428

Net deferred tax assets (liabilities)	$234	$(30)

No valuation allowance was established at December 31, 2003 and 2002, in view of the Bank’s ability to carryback taxes paid in previous years and certain tax strategies and anticipated future taxable income as evidenced by the Bank’s earnings potential.

9.	INCOME TAXES (Continued)

The reconciliation between the federal statutory rate and the Company’s effective consolidated income tax rate is as follows:

	2003		2002		2001
	Amount	% of Pre-Tax Income	Amount	% of Pre-Tax Income	Amount	% of Pre-Tax Income
Provision at statutory rate	$478	34.0%	$419	34.0%	$393	34.0%
Tax exempt interest	(232)	(16.5)	(172)	(13.9)	(106)	(9.2)
Life insurance income	(44)	(3.1)	(55)	(4.5)	(43)	(3.7)
Other	(1)	(0.1)	(12)	(1.0)	(51)	(4.4)

Actual tax expense and effective rate	$201	14.3%	$180	14.6%	$193	16.7%

10.	EMPLOYEE BENEFITS

Savings Plan

The Bank maintains a 401(k) retirement savings plan, with all employees eligible for inclusion in the plan. Participants may make salary savings contributions up to 15 percent of their compensation, a portion of which will be matched by the Bank. Additional contributions to the plan may be made at the discretion of the Board of Directors based upon earnings of the Bank. Contributions by the Bank charged to operations were $63, $41, and $68 for the years ended December 31, 2003, 2002, and 2001, respectively.

10.	EMPLOYEE BENEFITS (Continued)

Directors Retirement

The Company maintains a directors retirement plan which provides that any director with 15 years of continuous service will receive an annual retirement benefit equal to that director’s board fees in the year before retirement. The annual retirement benefit will be paid for 15 years. The plan has been amended to provide for pro rata benefits for any director who is unable to satisfy the 15 years of continuous service requirement due to the mandatory director’s retirement provision upon reaching 70 years of age. The Bank has purchased individual life insurance contracts with respect to this program. The Bank is the owner and beneficiary of the insurance contracts. The expense charged to operations was $40 in 2003, $30 in 2002, and $30 in 2001.

Executive Compensation

The Company and the Bank entered into an Amended and Restated Salary Continuation Agreement dated July 10, 2001, with the former president. The former president was dismissed on February 19, 2002. The Agreement provided that a benefit be paid for 15 years once he reaches normal retirement age of 65 if his employment is terminated before he attains the age of 65. The former president is entitled to an early termination retirement benefit of $47,000 per year when he attains normal retirement age. The Company has recorded an accrual of $216,000 which represents the estimated present value (using a discount rate of 8 percent) of the total future distributions. The Company has purchased an individual life insurance contract with respect to the retirement portion of this program. The Company is the owner and beneficiary of the insurance contract. The former president is a general creditor of the Company with respect to this retirement benefit. The expense charged to operations was $16 in 2003, $51 in 2002, and $56 in 2001.

Additionally, the Agreement provided a benefit to be paid upon the early termination of the former president. During 2002, the Company paid $291 to the former president under the terms of this agreement.

Postretirement Benefits

The Bank sponsors a noncontributory postretirement plan providing health care coverage. The Bank’s funding policy is to contribute as billed with their normal health care plan. For 2003, 2002, and 2001, the aggregate contributions were $28, $28, and $28, respectively.

The following table sets forth the plan’s funded status at December 31, 2003 and 2002:

	2003	2002
Accumulated postretirement benefit obligation:
Retirees	$433	$511
Other active plan participants	67	47

Total	500	558
Plan assets at fair value	—	—

Accumulated postretirement benefit obligation in excess of plan assets	500	558
Prior service cost not yet recognized in net periodic postretirement benefit cost	(221)	(237)
Unrecognized net gain (loss) from past experience different from that assumed and effects of any changes in assumptions	41	(30)
Unrecognized transition obligation, net of amortization	(96)	(105)

Accrued postretirement cost	$224	$186

10.	EMPLOYEE BENEFITS (Continued)

Postretirement Benefits (Continued)

Postretirement expense for 2003, 2002, and 2001 includes the following components:

	2003	2002	2001
Service cost	$7	$6	$6
Interest cost	34	19	19
Amortization of transition obligation	9	9	9
Amortization of prior service cost	16	—	—

Total	$66	$34	$34

For measurement purposes a 10 percent and 8 percent annual rate of increase in the per capita of covered health care benefits for those under and over 65, respectively, was assumed for 2003 and 2002. The rate was assumed to decrease gradually to 6 percent at 2014 and remain at that level thereafter.

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 6 percent in 2003 and 7 percent in 2002.

Stock Option Plan

The Company has a fixed director and employee stock-based compensation plan. Under the plan, the Company may grant options for up to 65,004 shares of common stock. The exercise price for the purchase of shares subject to a stock option may not be less than 100 percent of the fair market value of the shares covered by the option on the date of the grant. The term of stock options will not exceed ten years from the date of grant.

The following table presents share data related to the outstanding options:

	2003	Weighted- Average Exercise Price	2002	Weighted- Average Exercise Price
Outstanding, January 1	39,560	$24.55	58,710	$23.69
Granted	—	—	2,860	26.25
Exercised	(4,940)	22.02	(1,600)	22.00
Forfeited	—	—	(20,410)	22.54

Outstanding, December 31	34,620	$24.91	39,560	$24.55

Exercisable at year-end	27,872	$24.53	26,228	$23.93

10.	EMPLOYEE BENEFITS (Continued)

Stock Option Plan (Continued)

The following table summarizes the characteristics of stock options at December 31, 2003:

Grant Date	Exercise Price	Outstanding			Exercisable
		Shares	Contractual Average Life	Average Exercise Price	Shares	Average Exercise Price
04/23/97	$22.00	5,300	3.31	$22.00	5,300	$22.00
03/03/98	22.00	10,460	4.17	22.00	10,460	22.00
03/24/99	28.00	12,700	5.22	28.00	10,160	28.00
01/18/00	28.50	1,800	6.05	28.50	1,080	28.50
07/01/01	22.40	1,800	7.50	22.40	600	22.40
11/19/02	26.25	2,860	8.88	26.25	572	26.25

11.	COMMITMENTS

In the normal course of business, there are various outstanding commitments and certain contingent liabilities which are not reflected in the accompanying consolidated financial statements. These commitments and contingent liabilities represent financial instruments with off-balance sheet risk. The contract or notional amounts of those instruments reflect the extent of involvement in particular types of financial instruments which consisted of the following:

	2003	2002
Commitments to extend credit	$4,768	$3,608
Standby letters of credit	85	100

Total	$4,853	$3,708

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. These commitments comprise available commercial and personal lines of credit. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.

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

Standby letters of credit represent conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These instruments are issued primarily to support bid or performance-related contracts. The coverage period for these instruments is typically a one-year period with an annual renewal option subject to prior approval by management. Fees earned from the issuance of these letters are recognized at the expiration of the coverage period. For secured letters of credit, the collateral is typically Bank deposit instruments.

12.	REGULATORY RESTRICTIONS

Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The required reserve at December 31, 2003 and 2002, was $833 and $728, respectively.

Loans

Federal law prevents the Company from borrowing from the Bank unless the loans are secured by specific obligations. Further, such secured loans are limited in amount of 10 percent of the Bank’s common stock and capital surplus.

Dividends

The Bank is subject to a dividend restriction which generally limits the amount of dividends that can be paid by an Ohio state-chartered bank. Under the Ohio Banking Code, cash dividends may not exceed net profits as defined for that year combined with retained net profits for the two preceding years less any required transfers to surplus. Under this formula, the amount available for payment of dividends in 2004 is $1,167 plus 2004 profits retained up to the date of the dividend declaration.

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

As of December 31, 2003 and 2002, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based, and Tier 1 Leverage capital ratios must be at least 10 percent, 6 percent, and 5 percent, respectively.

13.	REGULATORY CAPITAL (Continued)

The Company’s actual capital ratios are presented in the following table which shows the Company met all regulatory capital requirements. The capital position of the Bank does not differ significantly from the Company’s.

	2003		2002
	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)

Actual	$14,364	15.05%	$13,304	16.00%
For Capital Adequacy Purposes	7,636	8.00	6,652	8.00
To Be Well Capitalized	9,545	10.00	8,315	10.00

Tier I Capital (to Risk-weighted Assets)

Actual	$13,171	13.80%	$12,263	14.75%
For Capital Adequacy Purposes	3,818	4.00	3,326	4.00
To Be Well Capitalized	5,727	6.00	4,988	6.00

Tier I Capital (to Average Assets)

Actual	$13,171	8.67%	$12,263	9.38%
For Capital Adequacy Purposes	6,080	4.00	5,229	4.00
To Be Well Capitalized	7,600	5.00	6,537	5.00

14.	FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company’s financial instruments at December 31 is as follows:

	2003		2002
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and due from banks	$3,936	$3,936	$4,825	$4,825
Investment securities available for sale	47,668	47,668	45,164	45,164
Net loans	85,828	87,983	70,342	72,260
Bank-owned life insurance	2,874	2,874	2,757	2,757
Regulatory stock	948	948	914	914
Accrued interest receivable	839	839	796	796

Financial liabilities:
Deposits	$102,468	$103,694	$97,012	$98,094
Short-term borrowings	8,472	8,472	4,477	4,477
Other borrowings	23,728	24,386	16,769	17,326
Accrued interest payable	123	123	134	134

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

The Company employed simulation modeling in determining the estimated fair value of financial instruments for which quoted market prices were not available based upon the following assumptions:

Cash and Due From Banks, Regulatory Stock, Accrued Interest Receivable, Accrued Interest Payable, and Short-Term Borrowings

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

15.	PARENT COMPANY

Following are condensed financial statements for the Company.

CONDENSED BALANCE SHEET

	December 31,
	2003	2002
ASSETS
Cash and due from banks	$41	$55
Investment securities available for sale	8	75
Investment in subsidiary bank	13,218	12,790
Other assets	22	3

TOTAL ASSETS	$13,289	$12,923

TOTAL LIABILITIES	$2	$15

STOCKHOLDERS’ EQUITY	13,287	12,908

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,289	$12,923

CONDENSED STATEMENT OF INCOME

	Year Ended December 31,
	2003	2002	2001
INCOME
Dividends from subsidiary bank	$438	$771	$677
Dividend income	1	3	5
Investment securities gains, net	24	7	40
Other income	1	2	3

Total income	464	783	725

EXPENSES
Professional fees	95	78	33
Other	20	15	15

Total expenses	115	93	48

Income before tax benefit and equity in undistributed net income of subsidiary	349	690	677
Income tax benefit	28	23	1
Equity in undistributed net income of subsidiary	828	339	285

NET INCOME	$1,205	$1,052	$963

15.	PARENT COMPANY (Continued)

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
OPERATING ACTIVITIES
Net income	$1,205	$1,052	$963
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	(828)	(339)	(285)
Investment securities gains, net	(24)	(7)	(40)
Other	(34)	45	—

Net cash provided by operating activities	319	751	638

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	73	22	130

Net cash provided by investing activities	73	22	130

FINANCING ACTIVITIES
Purchase of treasury stock	(108)	(406)	(361)
Proceeds from stock option exercise	122	38	—
Cash dividends	(420)	(382)	(382)

Net cash used for financing activities	(406)	(750)	(743)

Increase (decrease) in cash	(14)	23	25

CASH AT BEGINNING OF YEAR	55	32	7

CASH AT END OF YEAR	$41	$55	$32

16.	QUARTERLY DATA

	Three Months Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Total interest income	$1,833	$1,780	$1,709	$1,859
Total interest expense	673	708	681	681

Net interest income	1,160	1,072	1,028	1,178
Provision for loan losses	—	50	—	—

Net interest income after provision for loan losses	1,160	1,022	1,028	1,178

Total noninterest income	322	347	416	523
Total noninterest expense	1,148	1,043	1,144	1,255

Income before income taxes	334	326	300	446
Income taxes	54	53	21	73

Net income	$280	$273	$279	$373

Per share data:
Net income
Basic	$0.49	$0.47	$0.48	$0.65
Diluted	0.49	0.47	0.48	0.64
Average shares outstanding
Basic	574,427	574,620	575,682	575,704
Diluted	576,932	576,142	577,346	579,172

16.	QUARTERLY DATA (Continued)

	Three Months Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Total interest income	$1,647	$1,736	$1,637	$1,986
Total interest expense	538	466	757	571

Net interest income	1,109	1,270	880	1,415
Provision for loan losses	—	(275)	—	—

Net interest income after provision for loan losses	1,109	1,545	880	1,415

Total noninterest income	173	198	408	105
Total noninterest expense	1,238	1,134	949	1,280

Income before income taxes	44	609	339	240
Income taxes	(21)	163	61	(23)

Net income	$65	$446	$278	$263

Per share data:
Net income
Basic	$0.11	$0.77	$0.48	$0.45
Diluted	0.11	0.77	0.48	0.45
Average shares outstanding
Basic	583,089	579,862	579,862	578,648
Diluted	583,089	579,862	582,010	581,468

PART III

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(Not Applicable)

ITEM 8A – Controls and Procedures

“The Company, under the supervision, and with the participation, of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.”

ITEM 9. Directors and Executive Officers of the Registrant

The information set forth under the caption “FIRST PROPOSAL- ELECTION OF DIRECTORS”, page 3 of the Proxy Statement of the Company and the information under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” on page 13 of the Proxy Statement filed March 29, 2004, with the United States Securities and Exchange Commission are incorporated by reference herein.

“The Board of Directors has determined that the Company does not have an audit committee financial expert serving on its audit committee. However, the Board of Directors believes that each audit committee member has sufficient knowledge in financial and auditing matters to serve on the committee. At this time, the Board does not believe it is necessary to actively search for an outside person to serve on the Board who would qualify as a financial expert.

The Company has adopted a code of ethics that applies to its principal executive, financial and accounting officers, a copy of which is attached as an exhibit to this 10-K. In the event we make any amendment to, or grant any waiver of, a provision of the code of ethics that applies to the principal executive, financial or accounting officer, or any person performing similar functions, that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver, the nature of and reasons for it, along with the name of the person to whom it was granted, on our internet website. The Company’s website address is www.farmerscitizensbank.com.

ITEM 10. Executive Compensation

The information required by this item is incorporated herein by reference to the section captioned “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” on pages 11 and 12 in the Proxy Statement of the Company filed March 29, 2004, with the United States Securities and Exchange Commission.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The information set forth under the caption “VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF” on page 2 of the Proxy Statement of the Company filed March 29, 2004, with the United States Securities and Exchange Commission is incorporated by reference herein.

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

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation Plans approved by Security holders	21,870 shares	$23.93 per share	43,134 shares
Equity compensation plans not approved by security holders	12,750 shares	$26.34 per share	None

Total	34,620 shares	$24.82 per share	43,134 shares

ITEM 12. Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” on pages 11 and 12 in the Proxy Statement of the Company filed March 29, 2004, with the United States Securities and Exchange Commission.

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

Exhibit 10.1 Employment Agreement dated November 19,2002, for John R. Christman, President of Company and Chief Executive Officer of Bank, filed as Exhibit 10 to Form 10-KSB for the fiscal year ended December 31, 2002 and incorporated herein by reference.

Exhibit 10.2 The FC Banc Corp 1997 Stock Option Plan is incorporated herein by reference to the registrant’s proxy statement filed March 29, 2004 with the United States Securities and Exchange Commission.

Exhibit 10.3 Change of Control Agreement dated March 1, 2003, for Anne K. Spreng Ferris, Vice President of the Bank, filed as Exhibit 10.3 to Form 10-QSB for the quarter ended March 31, 2003 and incorporated herein by reference.

Exhibit 10.4 Amended and Restated Farmers Citizens Bank Director Retirement Agreements, filed as Exhibits 10.5 through 10.11 to the registrant’s 10-KSB for the fiscal year ended December 31, 2000 and incorporated herein by reference.

Exhibit 14 Code of Ethics

Exhibit 21 Subsidiaries of Registrant

Exhibit 23 Consent of the Independent Auditor

Exhibit 31.1 CEO Certification Pursuant to Rule 13A-14(a)/15d-14(a) as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 CFO Certification Pursuant to Rule 13A-14(a)/15d-14(a) as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 CEO Certification Pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 CFO Certification Pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section captioned “INFORMATION CONCERNING INDEPENDENT ACCOUNTANTS” on page 11 of the Proxy Statement of the Company filed March 29, 2004, with the United States Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FC BANC CORP.

By:	/s/ JOHN R. CHRISTMAN
John R. Christman
President

Date	March 29, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JOHN R. CHRISTMAN
John R. Christman, President and Principle Executive Officer

Date	March 29, 2004

/s/ ROBERT D. HORD Robert D. Hord Chairman	/s/ DAVID G. DOSTAL David G. Dostal Director

Date March 29, 2004	Date March 29, 2004

/s/ CHARLES W. KIMERLINE	/s/ PATRICK J. DROUHARD
Charles W. Kimerline Director	Patrick J. Drouhard Director

Date March 29, 2004	Date March 29, 2004

/s/ TERRY L. GERNERT	/s/ JOHN O. SPRENG, JR.
Terry L. Gernert Director	John O. Spreng, Jr. Director

Date March 29, 2004	Date March 29, 2004

/s/ SAMUEL J. HARVEY	/s/ JOAN C. STEMEN
Samuel J. Harvey Director	Joan C. Stemen Director

Date March 29, 2004	Date March 29, 2004

/s/ COLEMAN CLOUGHERTY Coleman Clougherty	/s/ JOHN R. CHRISTMAN John R. Christman
Principal Financial and Accounting Officer and Treasurer	President, Principal Executive Officer and Director

Date March 29, 2004	Date March 29, 2004