Form 10QSB
period 2004-03-31
FC BANC CORP
filed 2004-05-14
CIK 893539

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number - 33-53596

FC BANC CORP.

(Exact name of small business issuer as specified in its charter)

OHIO	34-1718070
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Farmers Citizens Bank Building, 105 Washington Square Box 567, Bucyrus, Ohio	44820-0567
(Address of principal executive offices)	(Zip Code)

(419) 562-7040

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of April 30, 2004, 578,867 shares of Common Stock of the Registrant were outstanding. There were no preferred shares outstanding.

Transitional Small Business Disclosure Format (Check One)

Yes ☐ No ☒

FC BANC CORP.

FORM 10-QSB

FC BANC CORP, INC.

CONSOLIDATED BALANCE SHEET (Unaudited)

	(Dollars in thousands, except per share amounts)
	At March 31, 2004	At December 31, 2003
ASSETS
Cash and cash equivalents:
Cash and amounts due from banks	$10,052	$3,936
Federal funds sold	6,000	0

Total cash and cash equivalents	16,052	3,936
Investment securities, available-for-sale	47,706	47,668
Loans	77,158	87,022
Allowance for loan losses	(1,197)	(1,194)

Net loans	75,961	85,828
Premises and equipment	6,743	6,746
Bank owned life insurance	2,913	2,874
Accrued interest and other assets	2,206	2,012

TOTAL ASSETS	$151,581	$149,064

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	13,091	13,116
Interest-bearing	89,782	89,352

Total deposits	102,873	102,468
Short-term borrowings	11,388	8,472
Other borrowings	22,287	23,728
Accrued interest and other liabilities	1,147	1,109

TOTAL LIABILITIES	137,695	135,777
SHAREHOLDERS’ EQUITY
Common shares, no par value; 4,000,000 shares authorized; 665,632 shares issued	832	832
Additional paid-in capital	1,358	1,361
Retained earnings	13,408	13,248
Treasury shares, at cost	(2,187)	(2,270)
Accumulated other comprehensive income	475	116

TOTAL SHAREHOLDERS’ EQUITY	13,886	13,287

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$151,581	$149,064

See accompanying notes to unaudited consolidated financial statements

FC BANC CORP, INC.

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	(Dollars in thousands except earnings per share amounts)
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
INTEREST INCOME
Interest and fees on loans	$1,291	$1,298
Interest and dividends on investment securities	485	532
Interest on federal funds sold	3	3
TOTAL INTEREST INCOME	1,779	1,833

INTEREST EXPENSE
Interest on deposits	419	452
Interest on borrowed funds	236	221

TOTAL INTEREST EXPENSE	655	673

NET INTEREST INCOME	1,124	1,160
Provision for loan losses	—	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,124	1,160
OTHER INCOME
Service charges	150	174
Investment securities gains,net	—	79
Bank owned life insurance earnings	42	32
Other income	83	37

TOTAL OTHER INCOME	275	322
OTHER EXPENSES
Salaries and employee benefits	517	581
Net occupancy and equipment	199	198
Legal and professional fees	55	82
Data processing	103	69
State taxes	43	38
Other expenses	192	180

TOTAL OTHER EXPENSES	1,109	1,148

NET INCOME BEFORE FEDERAL INCOME TAX EXPENSE	290	334
Federal income tax expense	21	54

NET INCOME	$269	$280

EARNINGS PER SHARE:
Earnings per common share – basic	$0.47	$0.49
Earnings per common share – diluted	$0.46	$0.49

See accompanying notes to unaudited consolidated financial statements

FC BANC CORP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31
	2004	2003
	(dollars in thousands)
Net income	$269	$280
Other comprehensive income (loss):
Unrealized gain (losses) on available for sale securities	$544	$(59)
Less: Reclassification adjustment for gain included in net income	—	79

Other comprehensive gain (loss) before tax	544	(138)
Income tax expense (benefit) related to other comprehensive income	185	(47)

Other comprehensive gain (loss) before tax	359	(91)

Comprehensive income	628	189

See accompanying notes to the unaudited consolidated financial statements

FC BANC CORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY (Unaudited)

	Common Shares	Additional paid-in capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Shares	Total Shareholders Equity
	(Dollars in thousands, except per share data)
Balances at December 31, 2003	832	1,361	13,248	116	(2,270)	13,287
Net income			269			269
Other comprehensive loss:
Unrealized loss on available for sale Securities, net of reclassification Adjustment, net of taxes of $185				359		359
Comprehensive income
Cash dividends ($.19 per share)			(109)			(109)
Purchase of treasury stock					(12)	(12)
Exercise of Stock Options (3,800 share)		(3)			95	92

Balances at March 31, 2004	$832	$1,358	$13,408	$475	$(2,187)	$13,886

See accompanying notes to unaudited consolidated financial statements

FC BANC CORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	(Dollars in thousands)
	Three Months Ended March 31 2004	Three Months Ended March 31 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	269	280
Adjustments to reconcile net income to net cash Provided by operating activities:
Investments gains, net	—	(79)
Gain from disposal of premises and equipment	—	3
Originations from sale of loans	(11,864)	—
Proceeds from sale of loans	11,881	—
Gain from sale of loans	(17)	—
Depreciation, amortization, accretion, and deferred loan fees	274	222
Deferred income taxes	222	(252)
Net change in:
Accrued interest receivable	(5)	(90)
Accrued interest payable	(11)	(5)
Other assets	(325)	644
Other liabilities	50	183

Net cash provided by operating activities	474	906

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(2,549)	(19,315)
Proceeds from sales of securities	—	1,525
Proceeds from maturities and repayments of securities available-for-sale	2,587	4,987
Purchases of regulatory stock	(9)	(9)
Net increase in loans	9,867	(970)
Purchase of premises and equipment	(105)	(11)

Net cash used in investing activities	9,791	(13,793)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	405	4,971
Net increase in short-term borrowed funds	2,915	620
Proceeds from long-term FHLB advances	—	9,000
Repayments on borrowings	(1,440)	(162)
Purchase of treasury stock	(12)	—
Exercise of stock options	92	—
Cash dividends paid	(109)	(103)

Net cash provided by financing activities	1,851	14,326

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,116	1,439
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,936	4,825

CASH AND CASH EQUIVALENTS AT END OF PERIOD	16,052	6,264

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest	665	673
Cash paid during the period for income taxes	235	0

FC BANC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share amounts)

March 31, 2004

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of FC Banc Corp.’s (“Company” or “Bancorp”) financial position as of March 31, 2004, and December 31, 2003, and the results of operations for the three months ended March 31, 2004 and 2003, and the cash flows for the three months ended March 31, 2004 and 2003. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Had compensation expense for the stock option plans been recognized in accordance with the fair value accounting provisions of FAS No. 123, Accounting for Stock-Based Compensation, net income applicable to common stock and basic and diluted net income per common share for the three months ended March 31, 2004 would have been as follows:

	Three Months Ended March 31,
	2004	2003
Net income, as reported:	$269	$280
Less proforma expense related to stock options	9	9

Proforma net income	260	271

Basic net income per common share:
As reported	$0.47	$0.49
Pro forma	0.45	0.47
Diluted net income per common share:
As reported	$0.46	$0.49
Pro forma	0.45	0.47

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

	Three Months Ended March 31,
	2004	2003
Weighted-average common shares outstanding used to calculate basic earnings per share	576,692	574,427
Additional common stock equivalents (stock options) used to calculate diluted earnings per share.	3,716	2,505

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	580,409	576,932

There were no options that were antidilutive as of March 31, 2004. Options to purchase 14,500 shares of common stock outstanding as of the three months ended March 31, 2003 at prices from $28.00 to $28.50 were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

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

	2004		2003
	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)
Actual	$14,413	15.67%	$13,533	15.61%
For Capital Adequacy Purposes	7,358	8.00	6,936	8.00
To Be Well Capitalized	9,198	10.00	8,669	10.00

Tier I Capital (to Risk-weighted Assets)
Actual	$13,263	14.42%	$12,448	14.36%
For Capital Adequacy Purposes	3,679	4.00	3,467	4.00
To Be Well Capitalized	5,519	6.00	5,201	6.00

Tier I Capital (to Average Assets)
Actual	$13,263	8.89%	$12,448	9.00%
For Capital Adequacy Purposes	5,968	4.00	5,532	4.00
To Be Well Capitalized	7,460	5.00	6,916	5.00

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

Earnings per common share were computed by dividing net income by the weighted-average number of shares outstanding for the three-month periods ended March 31, 2004 and 2003.

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

The Bank has four banking offices located in Crawford, Morrow and Knox Counties, Ohio. The primary market area of the Bank is North Central Ohio, which includes Crawford, Morrow, Knox and contiguous counties. The Banks main office is about 60 miles north of the state capital, Columbus, Ohio. Our Bank has various competition in all of the markets we serve. In Bucyrus there are five other financial institutions. In each of Cardington and Fredericktown, there is one. All of our markets are within a short distance to other markets that present another dozen or so competitors. In addition, there are no less than ten mortgage companies in each and every market we serve. In our direct markets, the Bank has approximately a 24% market share of deposits. The economy of our markets is driven by several major components: Manufacturing, retail trade, governmental service, general service, and agricultural. Census data indicates a positive trend in our Morrow and Knox counties areas and a steady trend in Crawford County. The general economic conditions of all three of our markets is reflective of the State of Ohio and to a certain extent our national economy. Overall, the general outlook for the national economy has shown positive signs. Real GDP has increased 4.8% in the past four quarters, the fastest growth rate since 1984. New orders, inventories, and employment indicators all increased during the month of April. The local economy also reflects that of the national economic trends.

FC BANC CORP.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(numbers in thousands except per share amounts)

Changes in Financial Condition

At March 31, 2004, the consolidated assets of the Company totaled $151.6 million, an increase of $2.5 million, or 1.69%, from $149.1 million at December 31, 2003. The increase in total assets resulted from growth in cash and cash equivalents of $12.1 million, and a decrease in loans of $9.8 million.

Net loans receivable decreased by $9.8 million, or 11.50%, to $76.0 million at March 31, 2004, compared to $85.8 million at December 31, 2003. Loans secured by real estate and consumer loans decreased $10.1 million and $0.5 million, respectively. Commercial loans increased by $0.8 million. The allowance for loan losses has stayed about the same as compared to December 31, 2003. The quality of our loan portfolio continues to be strong, as delinquency continues to be below peer group. The decrease in loans secured by real estate was due to the sale of approximately $12.0 million in loans. The loans were sold as part of an asset liability strategy to enhance the future of the bank. In order to better position us for the future we sold long term fixed rates loans. The benefit of this will be realized when rates increase. We are projecting approximately 4 percent loan growth in the second quarter, and 12 to 16 percent for the rest of the year. The majority of the growth will be in the commercial/agricultural and real estate categories. As we increase our real estate portfolio we plan to continue our strategy of selling some long term fixed rate real estate loans in the secondary market.

Investment securities at March 31, 2004 stayed about the same when compared to December 31, 2003. The investment portfolio will increase in the second quarter as we invest the monies received from the sale of the loans.

Total cash and cash equivalents increased by $12.2 million to $16.1 million at March 31, 2004, compared to $3.9 million at December 31, 2003. In 2004, the Company began selling loans to third parties causing an increase in cash resulting in the receipt of approximately $12 million.

Accrued interest and other assets increased by $194 due to an increase in prepaid taxes.

Deposit liabilities increased by $0.4 million, or 0.40%, to $102.9 million at March 31, 2004, from $102.5 million at December 31, 2003. Money market accounts, savings accounts, and time deposits increased by $0.8 million, $0.6 million, and $0.1 million, respectively. Interest bearing checking accounts decreased $1.1 million, and non interest bearing checking accounts remained relatively constant. The growth in the money market accounts was due to our new premier money market product. Our strategy for 2004 is to focus on obtaining lower cost deposits.

Other borrowings decreased by $1.44 million due to a decrease in FHLB borrowings. There was a maturity of $1.0 million and paydowns of $0.44 million in amortizing borrowings.

FC BANC CORP.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(numbers in thousands except per share amounts)

Total shareholders’ equity was $13.9 million at March 31, 2004 as compared to $13.3 million on December 31, 2003. During the first three months of 2004 shareholders equity increased due to an increase of $0.4 million in accumulated other comprehensive income and net income of $0.3 million, which was offset by a shareholders dividend of $0.1 million.

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

At March 31, 2004, the bank was in process of the renovation of the Bucyrus South Branch Office. The budgeted commitment for the project is $0.25 million. As of quarter end $0.04 million has been spent on the project.

FC BANC CORP.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(numbers in thousands except per share amounts)

Results of Operations

Comparison of Three Months Ended March 31, 2004 and 2003

General. Net income decreased by $11, from $280 to $269 during the first quarter of 2004 as compared to the same three-month period ended March 31, 2003. Decreases of $36 in net interest income and $47 in other income were partially offset by reductions of $39 in non interest expense and $33 in tax expense.

Net Interest Income. Net interest income decreased by $36 for the three months ended March 31, 2004 as compared to March 31, 2003. A decrease of $54 in interest income was offset by a decrease of $18 in interest expense. A decrease in the average rate earned on earning assets was the primary contributing factor to the decrease in interest income of $54 for the three months ended March 31, 2004 compared to 2003. The average rate earned on earning assets was 5.23% for the first quarter of 2004 compared to 5.91% in the first quarter of 2003. The largest contributor was loans which decreased by 118 basis points. This was partially offset by an increase in total earning assets. Average loans for the first quarter of 2004 were $85.1 million compared to $71.9 million in the first quarter of 2003, an increase of 18.4%. The increase was mostly in real estate loans ($11.5 million) with an increase of $4.0 million in commercial loans and a decrease of $2.1 million in installment loans. Interest and dividends on investment securities decreased by $47 due a decrease in average balances of $3.1 million and a 22 basis point decrease in average rate earned. Interest expense on deposit liabilities decreased by $33 for the three months ended March 31, 2004, as compared to the same period in 2003. Average deposits increased by $3.7 million comparing March 31, 2004 to 2003. The expense incurred due to the growth was offset by the 22 basis point decrease in cost of funds. Interest expense paid on borrowings increased due to a $6.4 million increase in average balances. Comparing the first quarter of 2004 to the first quarter of 2003, the Bank’s average cost of funds (including borrowings) for the first three months of 2004 was 1.94%, as compared to 2.18% for the same period in 2003.

Provision for Loan Losses. Based upon continued strong credit quality the Bank did not expense any provision for loan losses during the first quarter of 2004. We also recorded no provision for loan losses in the first quarter of 2003. Our reserve for loan loss as of March 31, 2004 stood at $1.2 million or 1.55% of gross loans. The reserve balance on March 31, 2003 also was $1.2 million. Current analysis indicates that this level of reserve is adequate given the current economic trends, delinquency patterns, and loan quality within the various portfolios.

Non-Interest Income. Non-interest income decreased by $47, or 14.60%, to $275 for the three months ended March 31, 2004, from $322 for the three months ended March 31, 2003. In 2004, we have increased income from investment services by $21 and also earned income of $17 from the sale of loans. 2003 was higher than usual due to first quarter security sale gains of $79.

FC BANC CORP.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(numbers in thousands except per share amounts)

Non-Interest Expense. Non-interest expense decreased by $39, or 3.40%, to $1.1 million for the three months ended March 31, 2004, from $1.2 million in the comparable period in 2003. The decrease of $64 in salaries and employee benefits was partially offset by increases of $1 in net occupancy and $24 in other expenses. Net occupancy and equipment expense variances were due to an increase of $10 in depreciation expense, which was offset by a decrease in equipment maintenance. Other expense variances were increases in computer services ($45, due to expansion of products), training ($9, due to increased training of employees). The most significant decrease was in ATM Fees, which decrease by $30 due to a refund.

Income Taxes. The provision for income taxes decreased by $33 for the three months ended March 31, 2004, compared with the prior year, primarily as a result of lower taxable income and higher tax exempt income.

CREDIT QUALITY RISK

The following table identifies amounts of loan losses and non-performing loans. Past due loans are those that were contractually past due 90 days or more as to interest or principal payments (dollars in thousands).

	March 31, 2004	December 31, 2003
Non-accruing loans	$410	$191
Impaired loans	0
Accrual loans - 90 days or more past due	34	8

Total non-performing loans	444	199

Foreclosed assets held for sale	0	0

Total non-performing assets	$444	199

Non-performing loans as a percent of loans net of unearned income	0.58%	0.23%

Non-performing assets as a percent of assets	0.29%	0.13%

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

Item 3

Disclosure Control and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

FC BANC CORP.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Not Applicable

ITEM 2 - CHANGES IN SECURITIES, USE OF PROCEEDS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The following tabular format provides the information specified in paragraph (b) of this Item with respect to any purchase made by or on behalf of the issuer or any “affiliated purchaser,” as defined in § 240.10b-18(a)(3) of this chapter, of shares or other units of any class of the issuer’s equity securities that is registered by the issuer pursuant to section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2004-January 31, 2004	350	$29	0	0
February 1, 2004-February 29, 2004	0	N/A	N/A	N/A
March 1, 2004-March 31, 2004	80	$29	0	0
Total	430	$29	0	0

All 430 common shares were repurchased pursuant to private transactions with shareholders.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 28, 2004, the Corporation held its Annual Meeting of Shareholders.

The following matters were submitted to the shareholders, for which the following votes were cast:

1.	Each of the following three directors nominated were elected to terms of three (3) years expiring in 2007 by the following votes:

John R. Christman	For: 418,119	Withheld: 30,210
Terry L. Gernert	For: 419,312	Withheld: 29,017
John O. Spreng Jr.	For: 434,951	Withheld: 13,378

ITEM 5 - OTHER INFORMATION

Not Applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) All applicable exhibits required by Item 601 of Regulation S-B are furnished with this report.

(b) Report Form 8-K which announced formation of a special committee of the Board of Directors and the retention of Austin Associates, LLC was filed with the Securities and Exchange Commission on March 31, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

FC BANC CORP.

Date May 14, 2004	By	/s/ JOHN R. CHRISTMAN

John R. Christman
President and Principal Executive Officer

Date May 14, 2004	By	/s/ JEFFREY A. WISE

Jeffrey A. Wise
Interim Treasurer and Principal Accounting Officer

Exhibit Index

Page Number	Exhibit

N/A	Exhibit 3.1 i Amended and Restated Articles of Incorporation of FC Banc Corp., filed as part of the Form 10KSB for the fiscal year ended December 31, 2002 and incorporated herein by reference.

23	Exhibit 3.1 ii Amendment to the Amended and Restated Articles of Incorporation of FC Banc Corp.

N/A	Exhibit 3.2 Code of regulations of FC Banc Corp., filed February 24, 2003 as an exhibit the Schedule 14A, Proxy Statement for the fiscal year ended December 31, 2002 and incorporated herein by reference.

N/A	Exhibit 4 For definition of rights of security holders please refer to Schedule 14A, Proxy Statement for the fiscal year ended December 31, 2002 and incorporated herein by reference.

24	Exhibit 31.1 - CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

25	Exhibit 31.2 - CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

26	Exhibit 32.1 - CEO Certification Pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

27	Exhibit 32.2 - CFO Certification Pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

28	Exhibit 99.1 Independent Accountant’s Report