Form 10QSB
period 2004-06-30
FC BANC CORP
filed 2004-08-18
CIK 893539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File Number: 33-53596

FC BANC CORP..

(Exact name of small business issuer as specified in its charter)

Ohio	34-1718070
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

105 Washington Square, Bucyrus, Ohio 44820

(Address of principal executive offices)

(419) 562-7040

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months or such shorter period that the issuer was required to file such reports and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: August 12, 2004 – 578,899 common shares

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

FC BANC CORP.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

(In thousands, except share data)

	June 30, 2004	December 31,
		2003 (as restated)
ASSETS
Cash and due from banks	$3,544	$3,936
Federal funds sold	—	—

Cash and cash equivalents	3,544	3,936

Investment securities available for sale - at market	57,239	47,668

Loans receivable	78,400	87,022
Allowance for loan losses	(1,035)	(1,194)

Net loans receivable	77,365	85,828

Office premises and equipment - at depreciated cost	6,877	6,746

Bank owned life insurance	2,943	2,874

Accrued interest and other assets	2,889	2,012

Total assets	$150,857	$149,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing	12,484	13,116
Interest-bearing	88,223	89,352

Total deposits	100,707	102,468

Short-term borrowings	14,474	8,472

Other borrowings	21,846	23,728

Accrued interest payable and other liabilities	1,021	1,192

Total liabilities	138,048	135,860
Stockholders’ equity
Common stock, 4,000,000 shares authorized, no par value; 665,632 shares issued	832	832
Additional paid-in capital	1,358	1,361
Retained earnings	13,400	13,165
Less 86,733 and 89,983 shares of treasury stock at June 30, 2004 and December 31, 2003, respectively - at cost	(2,194)	(2,270)
Accumulated other comprehensive income (loss)	(587)	116

Total stockholders’ equity	12,809	13,204

Total liabilities and stockholders’ equity	$150,857	$149,064

See accompanying notes to unaudited consolidated financial statements

FC Banc Corp, Inc.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except share data)

	Six months ended June 30,		Three months ended June 30,
	2004	2003	2004	2003
Interest income
Interest and fees on loans	$2,482	$2,553	$1,191	$1,255
Interest and dividends on investment securities	1,002	1,057	517	525
Interest on federal funds sold	12	3	9	—

Total interest income	3,496	3,613	1,717	1,780
Interest expense
Interest on deposits	842	906	423	454
Interest on borrowed funds	469	475	233	254

Total interest expense	1,311	1,381	656	708

Net interest income	2,185	2,232	1,061	1,072
Provision for loan losses	50	50	50	50

Net interest income after provision for loan losses	2,135	2,182	1,011	1,022
Other income
Services charges and other income	455	345	239	134
Bank owned life insurance earnings	74	64	32	32
Gain on sale of investment	—	163	—	84
Gain on sale of loans	42	—	25	—
Gain on sale of other assets	—	97	—	97

Total other income	571	669	296	347
Other expenses
Salaries and employee benefits	1,053	1,038	566	457
Net occupancy and equipment	385	390	186	192
Legal and professional fees	144	184	89	102
State taxes	89	78	46	40
Other operating	636	358	311	252

Total other expenses	2,307	2,191	1,198	1,043

Income before income taxes	399	660	109	326
Federal income taxes expense (benefit)	(2)	107	(23)	53

NET INCOME	$401	$553	$132	$273

EARNINGS PER SHARE
Basic	$.69	$.96	$.23	$.47

Diluted	$.69	$.96	$.23	$.47

Dividends per share	$.38	$.36	$.19	$.18

See accompanying notes to unaudited consolidated financial statements

FC BANC CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Six months ended June 30,		Three months ended June 30,
	2004	2003	2004	2003
Less:
Net earnings	$401	$553	$132	$273

Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	(1,066)	367	(1,610)	426
Less: Reclassification adjustment for gain included in net income	—	163	—	84

Other comprehensive gain (loss), before tax	(1,066)	204	(1,610)	342

Less: Income tax expense (benefit) related to other comprehensive income	(363)	69	(548)	116

Other comprehensive gain (loss)	(703)	135	(1,062)	226

Comprehensive income	$(302)	$688	$(930)	$499

See accompanying notes to unaudited consolidated financial statements

FC BANC CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30,

(In thousands)

	2004	2003
Cash flows from operating activities:
Net earnings for the period	$401	$553
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Investment gains, net	—	(163)
Provision for loan losses	50	50
Gain from disposal of premises and equipment	—	(97)
Originations from sale of loans	(11,864)	—
Proceeds from sale of loans	11,906	—
Gain from sale of loans	(42)	—
Depreciation, amortization, and accretion	433	657
Deferred income taxes	(11)	99
Net change in:
Accrued interest receivable	(52)	(69)
Accrued interest payable	18	1
Other assets	(814)	205
Other liabilities	734	(296)

Net cash provided by operating activities	759	940
Cash flows from investing activities:
Purchase of securities designated as available for sale	(27,209)	(23,082)
Proceeds from sales securities	—	2,902
Proceeds from maturity and repayment of securities designated as available for sale	15,770	11,542
Purchase of regulatory stock	(44)	(18)
Net decrease (increase) in loans	8,463	(5,576)
Sale of premises and equipment	—	102
Purchase of premises and equipment	(350)	(68)

Net cash provided by (used in) investing activities	(3,370)	(14,198)

Cash flows provided by (used in) financing activities:
Net increase (decrease) in deposit accounts	(1,757)	5,163
Net increase in short-term borrowed funds	6,002	445
Proceeds from long-term FHLB advances	—	9,000
Repayments of borrowings	(1,882)	(530)
Purchase of treasury stock	(28)	—
Proceeds from the exercise of stock options	103	29
Cash dividends paid	(219)	(207)

Net cash used in financing activities	2,219	13,900

Net increase (decrease) in cash and cash equivalents	(392)	642
Cash and cash equivalents at beginning of period	3,936	4,825

Cash and cash equivalents at end of period	$3,544	$5,467

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,293	$1,376

Cash paid during the period for income taxes	$50	$—

Recognition of mortgage servicing rights in accordance with SFAS No. 140	$76	$—

See accompanying notes to unaudited consolidated financial statements

FC BANC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the six and three months ended June 30, 2004 and 2003

1. Basis of Presentation

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of FC Banc Corp.’s (“Company” or “Bancorp”) financial position as of June 30, 2004, and December 31, 2003, and the results of operations for the three months ended June 30, 2004 and 2003, and the cash flows for the three months ended June 30, 2004 and 2003. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB. The results of operations for the three months ended June 30, 2004, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Had compensation expense for the stock option plans been recognized in accordance with the fair value accounting provisions of FAS No. 123, Accounting for Stock-Based Compensation, net income applicable to common stock and basic and diluted net income per common share for the three months ended June 30, 2004 would have been as follows:

	Six months ended		Three months ended
	2004	2003	2004	2003
Net earnings (In thousands)
As reported	$401	$553	$132	$273
Less proforma expense related to stock options	10	14	5	9

Pro-forma	$391	$539	$127	$264

Earnings per share
Basic
As reported	$.69	$.96	$.23	$.47

Pro-forma	$.68	$.93	$.22	$.46

Diluted
As reported	$.69	$.96	$.23	$.47

Pro-forma	$.67	$.93	$.22	$.46

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

	For the six months ended June 30,		For the three months ended June 30,
	2004	2003	2004	2003
Weighted-average common shares
outstanding (basic)	577,852	574,620	579,016	574,620
Dilutive effect of assumed exercise
of stock options	3,245	2,013	2,743	1,522

Weighted-average common shares
outstanding (diluted)	581,098	576,633	581,758	576,142

There were no options that were anti-dilutive as of June 30, 2004. Options to purchase 14,500 shares of common stock at prices from $28.00 to $28.50 for the three and six month periods ended June 30, 2003 were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

3. Recent Accounting Pronouncements

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

4. Regulatory Capital

The following Company’s actual capital ratios are presented in the following table which shows the Company met all regulatory capital requirements. The capital position of the Bank does not differ significantly from the Company’s.

	Actual		For capital adequacy purposes			To be “well- capitalized” under prompt corrective action provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
Risk-based capital	$13,844	14.35%	≥	$5,289	≥8.0%	≥	$6,611	≥10.0%

Core capital	$12,646	13.10%	≥	$3,861	≥4.0%	≥	$5,792	≥ 6.0%

Tangible capital	$12,646	13.10%	≥	$1,448	≥1.5%	≥	$4,827	≥ 5.0%

5.	Employee Benefit Plans

Directors Retirement

The Company maintains a directors retirement plan which provides that any director with 15 years of continuous service will receive an annual retirement benefit equal to that director’s board fees in the year before retirement. The annual retirement benefit will be paid for 15 years. The plan has been amended to provide for pro rata benefits for any director who is unable to satisfy the 15 years of continuous service requirement due to the mandatory director’s retirement provision upon reaching 70 years of age. The Bank has purchased individual life insurance contracts with respect to this program. The Bank is the owner and beneficiary of the insurance contracts. The expense charged to operations was $20 for each of the six month periods ended June 30, 2004 and 2003, respectively, and $10 for each of the three month periods ended June 30, 2004 and 2003, respectively.

Executive Compensation

The Company and the Bank entered into an Amended and Restated Salary Continuation Agreement dated July 10, 2001, with the former president. The former president was dismissed on February 19, 2002. The Agreement provided that a benefit be paid for 15 years once he reaches normal retirement age of 65 if his employment is terminated before he attains the age of 65. The former president is entitled to an early termination retirement benefit of $47,000 per year when he attains normal retirement age. The Company has recorded an accrual of $216,000 which represents the estimated present value (using a discount rate of 8 percent) of the total future distributions. The Company has purchased an individual life insurance contract with respect to the retirement portion of this program. The Company is the owner and beneficiary of the insurance contract. The former president is a general creditor of the Company with respect to this retirement benefit. The expense charged to operations was $10 for each of the six month periods ended June 30, 2004 and 2003, respectively, and $5 for each of the three month periods ended June 30, 2004 and 2003, respectively.

Postretirement Benefits

The Bank sponsors a noncontributory postretirement plan providing health care coverage. The Bank’s funding policy is to contribute as billed with their normal health care plan.

The aggregate expense charged to operations was $14 for each of the six month periods ended June 30, 2004 and 2003, respectively, and $7 for each of the three month periods ended June 30, 2004 and 2003, respectively.

Postretirement expense for 2004 and 2003 includes the following components:

	Six months ended		Three months ended
	June 30,		June 30,
	2004	2003	2004	2003
Service cost	$4	$4	$2	$2
Interest cost	17	17	8	8
Amortization of transition obligation	5	5	3	3
Amortization of prior service cost	8	8	4	4

Total	$34	$34	$17	$17

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 6 percent in 2004 and and 2003.

6.	Effect of restatement

The consolidated retained earnings as presented for the fiscal year ended December 31, 2003, have been restated by $83,000, net of tax, to reflect the correction of an error for the method of accounting for an indexed post-retirment benefit on the behalf of a former senior executive officer. The third-party adminstrator recently informed the Company that the banking regulatory authorities had determined that their method of accruing for future benefits under the Plan were not in accordance with current accounting standards. The Company, in previous periods, has relied on the third-party information to accrue annual expense in relation to the Plan.

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

The consolidated financial information presented herein has been prepared in conformity with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB). In preparing consolidated financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from such estimates.

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

The Bank has four banking offices located in Crawford, Morrow and Knox Counties, Ohio. The primary market area of the Bank is North Central Ohio, which includes Crawford, Morrow, Knox and contiguous counties. The Banks main office is about 60 miles north of the state capital, Columbus, Ohio. Our Bank has various competition in all of the markets we serve. In Bucyrus there are five other financial institutions. In each of Cardington and Fredericktown, there is one. All of our markets are within a short distance to other markets that present another dozen or so competitors. In addition, there are no less than ten mortgage companies in each and every market we serve. In our direct markets, the Bank has approximately a 24% market share of deposits. The economy of our markets is driven by several major components: Manufacturing, retail trade, governmental service, general service, and agricultural. Census data indicates a positive trend in our Morrow and Knox counties areas and a steady trend in Crawford County. The general economic conditions of all three of our markets is reflective of the State of Ohio and to a certain extent our national economy. Overall, the general outlook for the national economy has shown positive signs. The local economy also reflects that of the national economic trends.

Discussion of Financial Condition Changes from December 31, 2003 to June 30, 2004

At June 30, 2004, the Corporation’s assets totaled $150.9 million, an increase of $1.8 million, or 1.2%, compared to the level reported at December 31, 2003. The increase in assets was primarily comprised of a $9.6 million increase in investment securities, which was partially offset by a $8.5 million decrease in loans receivable.

Cash and cash equivalents totaled $3.5 million at June 30, 2004, a decrease of $392,000, or 10.0%, from December 31, 2003. Investment securities totaled $57.2 million at June 30, 2004, an increase of $9.6 million, or 20.1%, from December 31, 2003, due primarily to purchases of investment securities of $14.8 million, partially offset by maturities and repayments of investment securities totaling $5.2 million.

Loans receivable totaled $77.4 million at June 30, 2004, a decrease of $8.5 million, or 9.9%, from December 31, 2003 levels. The decrease was due primarily to the sale of $12.0 million in long-term fixed rate loans. The allowance for loan losses totaled $1.0 million at June 30, 2004, as compared to $1.2 million at December 31, 2003.

Deposit liabilities totaled $100.7 million at June 30, 2004, a decrease of $1.8 million, or 1.7%, compared to December 31, 2003 levels. The decrease was due primarily to management’s decision to refrain from pricing deposits at the upper end of the competitive market place.

FC BANC CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 2003 to June 30, 2004 (continued)

Stockholders’ equity totaled $12.7 million at June 30, 2004, a decrease of $551,000, or 4.1%, over December 31, 2003 levels. The decrease resulted primarily from $703,000 decrease in the unrealized gain (loss) on investments available for sale, cash dividends of $219,000, and the purchase of 905 shares of treasury stock at an aggregate price of $28,000, which were partially offset by the proceeds from exercise of stock options totaling $104,000 and net earnings of $401,000.

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

As of December 31, 2003, the most recent notification from the FDIC, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as specified by the regulators. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

Comparison of Operating Results for the Six Month Periods Ended June 30, 2004 and 2003

General

The Corporation’s net earnings totaled $401,000 for the six months ended June 30, 2004, a decrease of $152,000, or 27.5%, compared to the $553,000 of net earnings reported for the same period in 2003. The decrease in earnings resulted primarily from a $98,000, or 2.1% decrease in other income, coupled with a $116,000, or 5.3% increase in general, administrative and other expense, which were partially offset by a $40,000, or 21.7% decrease in legal and professional fees and a $109,000 decrease in the provision for federal income taxes.

Net Interest Income

Interest income on loans decreased by $71,000, or 2.8%, during the six months ended June 30, 2004, compared to the 2003 period, due primarily to the sale of $12.0 million in real estate loans during first quarter 2004. The sale was completed in an effort to improve the Bank’s interest rate risk in the face of the projected rising interest rate environment. The loan sale proceeds were redeployed as investment securities with decreased yields and shorter durations. Interest income on investment securities and interest-bearing deposits decreased by $46,000, or 4.3%, due to a decrease in the average yield period to period, partially offset an increase in the average portfolio balance outstanding.

Interest expense on deposits decreased by $64,000, or 4.3%, during the six months ended June 30, 2004, compared to the 2003 period, due primarily to a decrease in the average cost of deposits year to year, to 1.65% in the 2004 period, coupled with a decrease in the average balance of deposits outstanding. The cost of borrowings decreased $6,000 compared to the 2003 period, primarily due to a decrease in the average balance of Federal Home Loan Bank Advances outstanding.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $47,000, or 2.1%, to a total of $2.2 million for the six months ended June 30, 2004.

FC BANC CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine Month Periods Ended June 30, 2004 and 2003 (continued)

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based upon an analysis of historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market area, and other factors related to the collectibility of the Bank’s loan portfolio. As a result of such analysis, management recorded a $50,000 provision for losses on loans during the six month period ended June 30, 2004, compared to $50,000 in the comparable 2003 period. The current period provision was predicated primarily upon management’s ongoing assessment as to changes in the mix of assets in the nonperforming loan portfolio. There can be no assurance that the loan loss allowance of the Bank will be adequate to cover losses on nonperforming loans in the future.

Other Income

Other income totaled $571,000 for the six months ended June 30, 2004, a decrease of $98,000, or 14.6%, compared to the same period in 2003. The decrease was due primarily to the a $97,000 non-recurring gain on sale of property during the 2003 period, partially offset by a $42,000 increase on gain on sale of loans and a $10,000, or 15.6% increase in bank owned life insurance earnings. The $97,000 non-recurring gain on the sale of property was the result of the sale of a branch facility that was no longer in service.

General, Administrative and Other Expense

General, administrative and other expense totaled $2.3 million for the six months ended June 30, 2004, an increase of $116,000, or 5.3%, compared to the same period in 2003. This increase resulted primarily from a $45,000, or 4.3%, increase in employee compensation and benefits coupled with a $248,000, or 69.3%, increase in other operating expenses, which were partially offset by a $40,000, or 21.7% decrease in legal and professional fees. The increase in employee compensation and benefits was due primarily to decreased deferred loan cost credit activity, the costs for hiring additional staffing, and normal merit increases year to year. The increase in other operating expense resulted primarily due to changes in the Bank’s computer operations and technology plans as the Bank has shifted to outsource all item processing arrangements.

Federal Income Taxes

The provision for federal income taxes decreased by $109,000 for the six months ended June 30, 2004, primarily as a result of increased tax exempt income during the current year.

FC BANC CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended June 30, 2004 and 2003

General

The Corporation’s net earnings totaled $132,000 for the three months ended June 30, 2004, a decrease of $141,000, or 51.6%, compared to the $273,000 of net earnings reported for the same period in 2003. The decrease in earnings resulted primarily from a $155,000, or 14.9% increase in general, administrative and other expense, coupled with a $51,000 decrease in other income, which were partially offset by a $76,000 decrease in the provision for federal income taxes.

Net Interest Income

Interest income on loans decreased by $64,000, or 5.1%, during the three months ended June 30, 2004, compared to the 2003 period, due primarily to a decrease in the average yield period to period. The Bank’s loan portfolio decreased as a result of the loan sale activity as previously discussed. Interest income on investment securities and interest-bearing deposits increased by $1,000, as the decrease in the average yield period to period was partially offset by the increase in the average portfolio balance outstanding.

Interest expense on deposits decreased by $31,000, or 6.8%, during the three months ended June 30, 2004, compared to the 2003 period, due primarily to a decrease in the average cost of deposits year to year. Interest expense on borrowings increased by $21,000, or 8.3%, due to a decrease in the average balance of Federal Home Loan Bank advances outstanding.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $11,000, or 1.0%, to a total of $1.1 million for the three months ended June 30, 2004.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based upon an analysis of historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market area, and other factors related to the collectibility of the Bank’s loan portfolio. As a result of such analysis, management recorded a $50,000 provision for losses on loans during the three month period ended June 30, 2004, compared to $50,000 in the comparable 2003 period. The current period provision was predicated primarily upon management’s ongoing assessment as to changes in the mix of assets in the nonperforming loan portfolio. There can be no assurance that the loan loss allowance of the Bank will be adequate to cover losses on nonperforming loans in the future.

Other Income

Other income totaled $296,000 for the three months ended June 30, 2004, a decrease of $51,000, or 14.7%, compared to the same period in 2003. The decrease was due primarily to the a $97,000 non-recurring gain on sale of property during the 2003 period, partially offset by a $25,000 increase on gain on sale of loans and a $21,000, or 9.6% increase in bank owned life insurance earnings. The $97,000 non-recurring gain on the sale of property was the result of the sale of a branch facility that was no longer in service.

FC BANC CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended June 30, 2004 and 2003 (continued)

General, Administrative and Other Expense

General, administrative and other expense totaled $1.2 million for the three months ended June 30, 2004, an increase of $155,000, or 14.9%, compared to the same period in 2003. This increase resulted primarily from a $59,000, or 23.4%, increase in other operating expenses coupled with a $109,000 or 23.9% increase in employee compensation and benefits, which were partially offset by a $13,000, or 12.7%, decrease in legal and professional fees and a $6,000, or 3.1% decrease in occupancy and equipment expense. The increase in other operating expense resulted primarily from costs associated with changes in the Bank’s computer and technology plans year to year. The increase in employee compensation and benefits was due primarily to decreased deferred loan lost credit activity, additional staffing, and normal merit increases year to year. The increase in other operating expense resulted primarily due to changes in the Bank’s computer operations and technology plans as the Bank has shifted to outsource all item processing arrangements.

Federal Income Taxes

The provision for federal income taxes decreased by $76,000 for the three months ended June 30, 2004, primarily as a result of increased tax exempt income during the current year.

Credit Quality Risk

The following table identifies amounts of loan losses and non-performing loans. Past due loans are those that were contractually past due 90 days or more as to interest or principal payments (dollars in thousands).

	June 30, 2004	December 31, 2003
Non-accruing loans	$442	$191
Impaired loans	—	—
Accrual loans – 90 days or more past due	135	8

Total non-performing loans	577	199

Foreclosed assets held for sale	—	—

Total non-performing assets	577	199

Non-performing loans as a percent of loans net of unearned income	.75%	.23%

Non-performing loans as a percent of assets	.38%	.13%

A loan is placed on non-accrual when payment terms have been seriously violated (principal and/or interest payments are 90 days or more past due, deterioration of the borrower’s ability to repay, or significant decrease in value of the underlying loan collateral) and stays on non-accrual until the loan is brought current as to principal and interest. The classification of a loan or other asset as non-accruing does not indicate that loan principal and interest will not be collectible. The Bank adheres to the policy of the Federal Reserve that banks may not accrue interest on any loan when the principal or interest is past due and has remained unpaid for 90 days or more unless the loan is both well secured and in the process of collection

ITEM 3 CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FC BANC CORP.

PART II

ITEM 1. Legal Proceedings

Not applicable

ITEM 2. Changes in Securities, Use of Proceeds, and Small Business Issuer Purchases of Equity Securities

The following tabular format provides the information specified in paragraph (b) of this Item with respect to any purchase made by or on behalf of the issuer or any “affiliated purchaser,” as defined in § 240.10b-18(a)(3) of this chapter, of shares or other units of any class of the issuer’s equity securities that is registered by the issuer pursuant to section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2004 – April 30, 2004	152	$29	0	0

May 1, 2004 – May 31, 2004	0	0	0	0

June 1, 2004 – June 30, 2004	368	$31	0	0

Total	520	$29	0	0

All 520 common shares were repurchased pursuant to private transactions with shareholders.

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM	4. Submission of Matters to a Vote of Security Holders

On April 28, 2004, the Corporation held its Annual Meeting of Shareholders.

The following matters were submitted to the shareholders, for which the following votes were cast:

1.	Each of the following three directors nominated were elected to terms of three (3) years expiring in 2007 by the following votes:

John R. Christman	For: 418,119	Withheld: 30,210

Terry L. Gernert	For: 419,312	Withheld: 29,017

John O. Spreng Jr	For: 434,951	Withheld: 13,378

ITEM 5. Other Information

Not applicable

ITEM 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K: None.

Exhibits:
31.1	Written Statement of Chief Executive Officer furnished Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

31.2	Written Statement of Chief Financial Officer furnished Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.1	Written Statement of Chief Executive Officer furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Written Statement of Chief Financial Officer furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

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

FC BANC CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2004	By:	/s/ John R. Christman
John R. Christman
President and Chief
Executive Officer

Date: August 13, 2004	By:	/s/ Robert W. Siegel
Robert W. Siegel
Vice President,
Chief Financial Officer