Form 10QSB
period 2004-09-30
FC BANC CORP
filed 2004-11-19
CIK 893539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months or such shorter period that the issuer was required to file such reports and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: November 10, 2004 – 578,882 common shares

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

FC BANC CORP.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

(In thousands, except share data)

	September 30, 2004	December 31, 2003
		(as restated)
ASSETS
Cash and due from banks	$5,331	$3,936
Federal funds sold	—	—

Cash and cash equivalents	5,331	3,936

Investment securities available for sale - at market	56,150	47,668
Loans receivable	77,453	87,022
Allowance for loan losses	(1,022)	(1,194)

Net loans receivable	76,431	85,828

Office premises and equipment - at depreciated cost	6,795	6,746

Bank owned life insurance	2,972	2,874

Accrued interest and other assets	2,677	2,012

Total assets	$150,356	$149,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing	13,690	13,116
Interest-bearing	86,844	89,352

Total deposits	100,534	102,468

Short-term borrowings	13,570	8,472

Other borrowings	21,402	23,728

Accrued interest payable and other liabilities	1,395	1,332

Total liabilities	136,901	136,000

Stockholders’ equity
Common stock, 4,000,000 shares authorized, no par value; 665,632 shares issued	832	832
Additional paid-in capital	1,358	1,361
Retained earnings	13,289	13,025
Treasury stock, at cost (86,733 and 89,983 shares, respectively)	(2,194)	(2,270)
Accumulated other comprehensive income	170	116

Total stockholders’ equity	13,455	13,064

Total liabilities and stockholders’ equity	$150,356	$149,064

See accompanying notes to unaudited consolidated financial statements

FC Banc Corp, Inc.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except share data)

	Nine months ended September 30,		Three months ended September 30,
	2004	2003	2004	2003
		As restated		As restated
Interest income
Interest and fees on loans	$3,710	$3,878	$1,228	$1,325
Interest and dividends on investment securities	1,582	1,436	580	381
Interest on federal funds sold	12	6	—	3

Total interest income	5,304	5,320	1,808	1,709

Interest expense
Interest on deposits	1,335	1,388	493	448
Interest on borrowed funds	705	725	236	250

Total interest expense	2,040	2,113	729	698

Net interest income	3,264	3,207	1,079	1,011

Provision for loan losses	75	50	25	—

Net interest income after provision for loan losses	3,189	3,157	1,054	1,011

Other income
Services charges and other income	737	675	283	233
Bank owned life insurance earnings	106	96	32	32
Gain on sale of investment	56	314	56	151
Gain on sale of loans	43	—	—	—
Gain on sale of other assets	—	97	—	—

Total other income	942	1,182	371	416

Other expenses
Salaries and employee benefits	1,634	1,611	581	573
Net occupancy and equipment	588	581	203	192
Legal and professional fees	215	247	71	62
State taxes	130	120	41	42
Other operating	965	871	329	275

Total other expenses	3,532	3,430	1,225	1,144

Income before income taxes	599	909	200	283

Federal income taxes expense	6	128	8	21

NET INCOME	$593	$781	$192	$262

EARNINGS PER SHARE
Basic	$1.03	$1.36	$.34	$.46

Diluted	$1.02	$1.35	$.33	$.45

Dividends per share	$.57	$.54	$.19	$.18

See accompanying notes to unaudited consolidated financial statements

FC BANC CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Nine months ended September 30,		Three months ended September 30,
	2004	2003	2004	2003
		As restated		As restated
Net earnings	$593	$781	$192	$262

Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	137	(281)	1,203	(650)
Less: Reclassification adjustment for gain included in net income	(56)	(314)	(56)	(151)

Other comprehensive gain (loss), before tax	81	(595)	1,147	(801)

Less: Income tax expense (benefit) related to other comprehensive income	27	(202)	390	(272)

Other comprehensive gain (loss)	54	(393)	757	(529)

Comprehensive income (loss)	$647	$388	$949	$(267)

See accompanying notes to unaudited consolidated financial statements

FC BANC CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30,

(In thousands)

	2004	2003
Cash flows from operating activities:
Net earnings for the period	$593	$781
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Investment gains, net	(56)	(314)
Provision for loan losses	75	50
Gain from disposal of premises and equipment	—	(97)
Originations from sale of loans	(11,864)	—
Proceeds from sale of loans	11,906	—
Gain from sale of loans	(43)	—
Depreciation, amortization, and accretion	1,214	759
Deferred income taxes	(38)	337
Net change in:
Accrued interest receivable	(79)	(37)
Accrued interest payable	(25)	(17)
Other, net	(506)	(134)

Net cash provided by operating activities	1,177	1,328

Cash flows from investing activities:
Purchase of securities designated as available for sale	(37,616)	(32,251)
Proceeds from sales securities	6,860	6,048
Proceeds from maturity and repayment of securities designated as available for sale	21,426	21,405
Purchase of regulatory stock	(54)	(26)
Net decrease (increase) in loans	9,410	(13,896)
Sale of premises and equipment	—	102
Purchase of premises and equipment	(381)	(90)

Net cash used in investing activities	(355)	(18,708)

Cash flows from financing activities:
Net increase (decrease) in deposit accounts	(1,934)	5,750
Net increase in short-term borrowed funds	5,097	3,180
Proceeds from long-term FHLB advances	—	9,000
Repayments of borrowings	(2,326)	(1,357)
Purchase of treasury stock	(28)	(63)
Proceeds from the exercise of stock options	93	42
Cash dividends paid	(329)	(310)

Net cash provided by financing activities	573	16,242

Net increase (decrease) in cash and cash equivalents	1,395	(1,138)

Cash and cash equivalents at beginning of period	3,936	4,825

Cash and cash equivalents at end of period	$5,331	$3,687

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,065	$2,130

Cash paid during the period for income taxes	$50	$—

Recognition of mortgage servicing rights in accordance with SFAS No. 140	$76	$—

See accompanying notes to unaudited consolidated financial statements

FC BANC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the nine and three months ended September 30, 2004 and 2003

1.	Significant Accounting Policies

Basis of Presentation

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of FC Banc Corp.’s (“Company” or “Bancorp”) financial position as of September 30, 2004, and December 31, 2003, and the results of operations for the three months ended September 30, 2004 and 2003, and the cash flows for the three months ended September 30, 2004 and 2003. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB. The results of operations for the three months ended September 30, 2004, are not necessarily indicative of the results which may be expected for the entire fiscal year.

Stock Option Plan

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

Had compensation expense for the stock option plans been recognized in accordance with the fair value accounting provisions of FAS No. 123, Accounting for Stock-Based Compensation, net income applicable to common stock and basic and diluted net income per common share for the three months ended September 30, 2004 would have been as follows:

	Nine months ended		Three months ended
	2004	2003	2004	2003
		As restated		As restated
Net earnings (In thousands)
As reported	$593	$781	$192	$262

Less proforma expense related to stock options	15	25	5	8

Pro-forma	$578	$756	$187	$254

Earnings per share
Basic
As reported	$1.03	$1.36	$.34	$.46

Pro-forma	$1.00	$1.31	$.32	$.44

Diluted
As reported	$1.02	$1.35	$.33	$.45

Pro-forma	$1.00	$1.31	$.32	$.44

2.	Earnings Per Share

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income will be used as the numerator. The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

	For the nine months ended September 30,		For the three months ended September 30,
	2004	2003	2004	2003
Weighted-average common shares outstanding (basic)	578,221	574,948	578,899	575,682
Dilutive effect of assumed exercise of stock options	2,794	1,897	2,026	1,664

Weighted-average common shares outstanding (diluted)	581,016	576,845	580,925	577,346

There were no options that were anti-dilutive as of September 30, 2004. Options to purchase 1,800 shares of common stock at price of $28.50 for the three and nine month periods ended September 30, 2003 were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

3.	Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) reached consensus on the guidance provided by Emerging Issues Task Force Issue 03-1 (“EITF 03-1”), The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The guidance is applicable to debt and equity securities that are within the scope of FASB Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments In Debt and Equity Securities and certain other investments. EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. EITF 03-1 cost method investment and disclosure provisions were effective for reporting periods ending after June 15, 2004. The measurement and recognition provisions relating to debt and equity securities have been delayed until the FASB issues additional guidance. The Company adopted cost method investment and disclosure provisions of EITF 03-1 on June 30, 2004. The adoption did not have a material impact on the consolidated financial statements, results of operations or liquidity of the Company.

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

	Actual		For capital adequacy purposes				To be “well- capitalized” under prompt corrective action provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(Dollars in thousands)
Total Capital (to Risk-weighted Assets)	$14,295	15.21%	≥$	7,520	≥	8.0%	≥	9,400	≥	10.0%
Tier I Capital (to Risk-weighted Assets)	$13,273	14.12%	≥$	3,760	≥	4.0%	≥$	5,640	≥	6.0%
Tier I Capital (to Average Assets)	$13,273	8.79%	≥$	6,042	≥	4.0%	≥$	7,553	≥	5.0%

5.	Employee Benefit Plans

Directors Retirement

The Company maintains a directors retirement plan which provides that any director with 15 years of continuous service will receive an annual retirement benefit equal to that director’s board fees in the year before retirement. The annual retirement benefit will be paid for 15 years. The plan has been amended to provide for pro rata benefits for any director who is unable to satisfy the 15 years of continuous service requirement due to the mandatory director’s retirement provision upon reaching 70 years of age. The Bank has purchased individual life insurance contracts with respect to this program. The Bank is the owner and beneficiary of the insurance contracts. The expense charged to operations was $30 for each of the nine month periods ended September 30, 2004 and 2003, respectively, and $10 for each of the three month periods ended September 30, 2004 and 2003, respectively.

Executive Compensation

The Company and the Bank entered into an Amended and Restated Salary Continuation Agreement dated July 10, 2001, with the former president. The former president was dismissed on February 19, 2002. The Agreement provided that a benefit be paid for 15 years once he reaches normal retirement age of 65 if his employment is terminated before he attains the age of 65. The former president is entitled to an early termination retirement benefit of $47,000 per year when he attains normal retirement age. The Company has recorded an accrual of $216,000 which represents the estimated present value (using a discount rate of 8 percent) of the total future distributions. The Company has purchased an individual life insurance contract with respect to the retirement portion of this program. The Company is the owner and beneficiary of the insurance contract. The former president is a general creditor of the Company with respect to this retirement benefit. The expense charged to operations was $15 for each of the nine month periods ended September 30, 2004 and 2003, respectively, and $5 for each of the three month periods ended September 30, 2004 and 2003, respectively.

Postretirement Benefits

The Bank sponsors a noncontributory postretirement plan providing health care coverage. The Bank’s funding policy is to contribute as billed with their normal health care plan.

The aggregate expense charged to operations was $21 for each of the nine month periods ended September 30, 2004 and 2003, respectively, and $7 for each of the three month periods ended September 30, 2004 and 2003, respectively.

Postretirement expense for 2004 and 2003 includes the following components:

	Nine months ended September 30,		Three months ended September 30,
	2004	2003	2004	2003
Service cost	$6	$6	$2	$2
Interest cost	24	24	8	8
Amortization of transition obligation	9	9	3	3
Amortization of prior service cost	12	12	4	4

Total	$51	$51	$17	$17

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 6 percent in 2004 and and 2003.

6.	Effect of restatement

The consolidated retained earnings as presented for the fiscal year ended December 31, 2003, have been restated by $83,000, net of tax, to reflect the correction of an error for the method of accounting for an indexed post-retirement benefit on the behalf of a former senior executive officer. The third-party administrator recently informed the Company that the banking regulatory authorities had determined that their method of accruing for future benefits under the Plan was not in accordance with current accounting standards. The Company, in previous periods, has relied on the third-party information to accrue annual expense in relation to the Plan.

The consolidated retained earnings as presented for the fiscal year ended December 31, 2003, also have been restated by $140,000, net of tax, to reflect the correction of an error in the calculation of the interest due on certain adjustable rate certificates of deposit held in Individual Retirement Accounts. The Bank recently discovered that the interest rate paid on the affected accounts had fallen below the established contractual rate floor on the accounts. The Bank has notified the customers of the error and has made full restitution to all affected customers. As a result of the restatement, interest expense on deposits was increased by $51,000 and $17,000 for the nine and three month periods ended September 30, 2003. Additionally, basic earnings per share for the nine and three month periods ended September 30, 2003 have been decreased by $.09 and $.02 per basic share, respectively.

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

The consolidated financial information presented herein has been prepared in conformity with accounting principals generally accepted in the United States of America (GAAP). In preparing consolidated financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from such estimates.

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

FC BANC CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

The Bank has four banking offices located in Crawford, Morrow and Knox Counties, Ohio. The primary market area of the Bank is North Central Ohio, which includes Crawford, Morrow, Knox and contiguous counties. The Banks main office is about 60 miles north of the state capital, Columbus, Ohio. Our Bank has various competition in all of the markets we serve. In Bucyrus there are five other financial institutions. In each of Cardington and Fredericktown, there is one. All of our markets are within a short distance to other markets that present another dozen or so competitors. In addition, there are no less than ten mortgage companies in each and every market we serve. In our direct markets, the Bank has approximately a 23% market share of deposits. The economy of our markets is driven by several major components: Manufacturing, retail trade, governmental service, general service, and agricultural. Census data indicates a positive trend in our Morrow and Knox counties areas and a steady trend in Crawford County. The general economic conditions of all three of our markets is reflective of the State of Ohio and to a certain extent our national economy. Overall, the general outlook for the national economy has shown positive signs. The local economy also reflects that of the national economic trends.

Discussion of Financial Condition Changes from December 31, 2003 to September 30, 2004

At September 30, 2004, the Corporation’s assets totaled $150.4 million, an increase of $1.3 million, or 0.9%, compared to the level reported at December 31, 2003. The increase in assets was primarily comprised of an $8.5 million increase in investment securities, which was partially offset by a $9.4 million decrease in loans receivable.

Cash and cash equivalents totaled $5.3 million at September 30, 2004, an increase of $1.4 million, or 35.4%, from December 31, 2003. Investment securities totaled $56.1 million at September 30, 2004, an increase of $8.5 million, or 17.8%, from December 31, 2003, due primarily to purchases of investment securities of $37.6 million, partially offset by sales, maturities and repayments of investment securities totaling $28.3 million.

Loans receivable totaled $76.4 million at September 30, 2004, a decrease of $9.4 million, or 10.9%, from December 31, 2003 levels. The decrease was due primarily to the sale of $12.0 million in long-term fixed rate loans. The allowance for loan losses totaled $1.0 million at September 30, 2004, as compared to $1.2 million at December 31, 2003, primarily due to charge off activity during the period.

Deposit liabilities totaled $100.5 million at September 30, 2004, a decrease of $1.9 million, or 1.8%, compared to December 31, 2003 levels. The decrease was due primarily to management’s decision to refrain from pricing deposits at the upper end of the competitive market place. Short term borrowings increased by $5.1 million, or 60.2%, due to the Bank’s marketing efforts related to overnight repurchase agreements and cash management services. Federal Home Loan Bank advances decreased by $2.3 million, or 9.8%, due to scheduled maturities of advances.

FC BANC CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from December 31, 2003 to September 30, 2004 (continued)

Stockholders’ equity totaled $13.5 million at September 30, 2004, an increase of $391,000, or 3.0%, over December 31, 2003 levels. The increase resulted primarily from $54,000 increase in the unrealized gain on investments available for sale, cash dividends of $329,000, and the purchase of 950 shares of treasury stock at an aggregate price of $28,000, which were partially offset by the proceeds from exercise of stock options totaling $93,000 and net earnings of $593,000. Stockholder’s equity also was restated to include prior period adjustments totaling $223,000, as discussed in the notes to the financial statements.

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

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the FRB. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material affect on the Company and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk-weighing, and other factors.

Qualitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined by the regulations), and Tier I capital to average assets (as defined). Management believes, as of September 30, 2004, that the Bank meets all of the capital adequacy requirements to which it is subject.

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

Comparison of Operating Results for the Nine Month Periods Ended September 30, 2004 and 2003

General

The Corporation’s net earnings totaled $593,000 for the nine months ended September 30, 2004, a decrease of $188,000, or 24.1%, compared to the $781,000 of net earnings reported for the same period in 2003. The decrease in earnings resulted primarily from a $240,000, or 20.3% decrease in other income, coupled with a $102,000, or 3.0% increase in general, administrative and other expense, partially offset by a $122,000 decrease in the provision for federal income taxes.

Net Interest Income

Interest income on loans decreased by $168,000, or 4.3%, during the nine months ended September 30, 2004, compared to the 2003 period, due primarily to the sale of $12.0 million in real estate loans during first quarter 2004. The sale was completed in an effort to improve the Bank’s interest rate risk in the face of the projected rising interest rate environment. The loan sale proceeds were redeployed as investment securities with decreased yields and shorter durations. Interest income on investment securities and interest-bearing deposits increased by $152,000, or 10.5%, due to an increase in the average portfolio balance outstanding, partially offset by a decrease in average yield period to period.

Interest expense on deposits decreased by $53,000, or 3.8%, during the nine months ended September 30, 2004, compared to the 2003 period, due primarily to a decrease in the average cost of deposits year to year, to 1.66% in the 2004 period, coupled with a decrease in the average balance of deposits outstanding. The cost of borrowings decreased $20,000 compared to the 2003 period, primarily due to a decrease in the average balance of Federal Home Loan Bank Advances outstanding, due to scheduled maturities of advances.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $57,000, or 1.8%, to a total of $3.3 million for the nine months ended September 30, 2004.

FC BANC CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine Month Periods Ended September 30, 2004 and 2003 (continued)

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based upon an analysis of historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market area, and other factors related to the collectibility of the Bank’s loan portfolio. As a result of such analysis, management recorded a $75,000 provision for losses on loans during the nine month period ended September 30, 2004, compared to $50,000 in the comparable 2003 period. The current period provision was predicated primarily upon management’s ongoing assessment as to changes in the mix of assets in the nonperforming loan portfolio. There can be no assurance that the loan loss allowance of the Bank will be adequate to cover losses on nonperforming loans in the future.

Other Income

Other income totaled $942,000 for the nine months ended September 30, 2004, a decrease of $240,000, or 20.3%, compared to the same period in 2003. The decrease was due primarily to the a $258,000 decrease on the sale of investments coupled with $97,000 non-recurring gain on sale of property during the 2003 period, partially were offset by a $43,000 increase on gain on sale of loans and a $10,000, or 10.4% increase in bank owned life insurance earnings. The $97,000 non-recurring gain on the sale of property was the result of the sale of a branch facility that was no longer in service.

General, Administrative and Other Expense

General, administrative and other expense totaled $3.5 million for the nine months ended September 30, 2004, an increase of $102,000, or 3.0%, compared to the same period in 2003. This increase resulted primarily from a $23,000, or 1.4%, increase in employee compensation and benefits coupled with a $94,000, or 10.8%, increase in other operating expenses, which were partially offset by a $32,000, or 13.0% decrease in legal and professional fees. The increase in employee compensation and benefits was due primarily to decreased deferred loan cost credit activity, the costs for hiring additional staffing, and normal merit increases year to year. The increase in other operating expense resulted primarily due to changes in the Bank’s computer operations and technology plans as the Bank has shifted to outsource all item processing arrangements.

Federal Income Taxes

The provision for federal income taxes decreased by $122,000 for the nine months ended September 30, 2004, primarily as a result of increased tax exempt income during the current year.

FC BANC CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended September 30, 2004 and 2003

General

The Corporation’s net earnings totaled $192,000 for the three months ended September 30, 2004, a decrease of $70,000, or 26.7%, compared to the $262,000 of net earnings reported for the same period in 2003. The decrease in earnings resulted primarily from an $82,000, or 7.2% increase in general, administrative and other expense, coupled with a $45,000 decrease in other income, which were partially offset by an $13,000 decrease in the provision for federal income taxes.

Net Interest Income

Interest income on loans decreased by $97,000, or 7.3%, during the three months ended September 30, 2004, compared to the 2003 period, due primarily to a decrease in the average yield period to period. The Bank’s loan portfolio decreased as a result of the loan sale activity as previously discussed. Interest income on investment securities and interest-bearing deposits increased by $196,000, or 51.0%, as the increase in the average portfolio balance outstanding was partially offset by the decrease in the average yield period to period.

Interest expense on deposits increased by $45,000, or 10.0%, during the three months ended September 30, 2004, compared to the 2003 period, due primarily to an increase in the average deposit balances period to period. Interest expense on borrowings decreased by $14,000, or 5.6%, due to a decrease in the average balance of Federal Home Loan Bank advances outstanding, due to scheduled maturities of advances.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $68,000, or 6.7%, to a total of $1.1 million for the three months ended September 30, 2004.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based upon an analysis of historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market area, and other factors related to the collectibility of the Bank’s loan portfolio. As a result of such analysis, management recorded a $25,000 provision for losses on loans during the three month period ended September 30, 2004. The current period provision was predicated primarily upon management’s ongoing assessment as to changes in the mix of assets in the nonperforming loan portfolio. There can be no assurance that the loan loss allowance of the Bank will be adequate to cover losses on nonperforming loans in the future.

Other Income

Other income totaled $371,000 for the three months ended September 30, 2004, a decrease of $45,000, or 10.8%, compared to the same period in 2003. The decrease was due primarily to the a $95,000 decrease on the sale of investments, partially offset by an $50,000 increase on service charges and other fee income.

FC BANC CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended September 30, 2004 and 2003 (continued)

General, Administrative and Other Expense

General, administrative and other expense totaled $1.2 million for the three months ended September 30, 2004, an increase of $82,000, or 7.2%, compared to the same period in 2003. This increase resulted primarily from a $54,000, or 19.6%, increase in other operating expenses coupled with a $9,000 increase in legal and professional fees and an $8,000 or 1.4% increase in employee compensation and benefits. The increase in other operating expense resulted primarily from costs associated with changes in the Bank’s computer and technology plans year to year. The increase in employee compensation and benefits was due primarily to decreased deferred loan lost credit activity, additional staffing, and normal merit increases year to year. The increase in other operating expense resulted primarily due to changes in the Bank’s computer operations and technology plans as the Bank has shifted to outsource all item processing arrangements.

Federal Income Taxes

The provision for federal income taxes decreased by $13,000 for the three months ended September 30, 2004, primarily as a result of increased tax exempt income during the current year.

Credit Quality Risk

The following table identifies amounts of loan losses and non-performing loans. Past due loans are those that were contractually past due 90 days or more as to interest or principal payments (dollars in thousands).

	September 30, 2004	December 31, 2003
Non-accruing loans	$189	$191
Impaired loans	—	—
Accrual loans – 90 days or more past due	188	8

Total non-performing loans	377	199
Foreclosed assets held for sale	27	—

Total non-performing assets	404	199

Non-performing loans as a percent of loans net of unearned income	.52%	.23%
Non-performing loans as a percent of assets	.27%	.13%

A loan is considered impaired when it is probable the borrower will not repay the loan according to the original contractual terms of the loan agreement. Management has determined that first mortgage loans on one-to-four family properties and all consumer loans represent large groups of smaller-balance homogeneous loans that are to be collectively evaluated. Loans that experience insignificant payment delays, which are generally defined as 90 days or less, generally are not classified as impaired. A loan is not impaired during a period of delay in payment if the Company expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of delay. All loans identified as impaired are evaluated independently by management. The Company estimates credit losses on impaired loans based on the present value of expected cash flows or the fair value of the underlying collateral if the loan repayment is expected to come from the sale or operation of such collateral.

ITEM 3 CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

In connection with our restatement, management has identified and reported to the Company’s Audit Committee internal control weaknesses that could constitute a significant weakness. Late in the third quarter of 2004, management became aware that certain of our IRA products issued in the late 1980’s and early 1990’s were written with interest rate floors. Subsequently, the Company went through a system conversion through which the interest rate floors were apparently deleted. As a result of interest rate declines beginning in the late 1990’s, these certificates of deposit began paying interest at rates below contractual interest rate floors. The Company has quantified the amount of interest owed to customers and adjusted balances as well as previous period financial statements. Management has implemented procedures to review a sample of all contracts on an on-going basis for deposit products and is currently considering additional procedures to assure such deficiencies do not occur again.

FC BANC CORP.

PART II

ITEM 1. Legal Proceedings

Not applicable

ITEM 2. Unregistered Sales of Securities and Use of Proceeds

Not applicable

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

Not applicable

ITEM 5. Other Information

Not applicable

ITEM 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of FC Banc Corp., incorporated by reference to Exhibit 3.1 of Registrant’s Form 10-QSB for the fiscal quarter ended March 31, 2001, as filed with the Commission on May 15, 2001.

3.2	Amended and Restated Code of regulations of FC Banc Corp., incorporated by reference to Exhibit A of Registrant’s Definitive 14A proxy statement filed with the Commission on February 24, 2003.

4	See Exhibits 3.1 and 3.2

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification – CFO

32.1	Section 1350 Certification – CEO

32.2	Section 1350 Certification - CFO

FC BANC CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2004	By:	/s/John R. Christman
John R. Christman
President and Chief Executive Officer

Date: November 15, 2004	By:	/s/Robert W. Siegel
Robert W. Siegel
Vice President, Chief Financial Officer