Form 10KSB
period 2004-12-31
FC BANC CORP
filed 2005-03-30
CIK 893539

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 or 15(d) of THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2004

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

Common Shares (No Par Value)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State issuer’s revenues for the most recent fiscal year. $8,267,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: As of March 22, 2005, 579,040 shares of common shares of the Registrant were outstanding. The aggregate market value of the voting stock held by non-affiliates was $17,950,240 based upon the trading price of $31.00 per share.

Documents Incorporated by References

Portions of the definitive Proxy Statement for the 2005 Annual Meeting of Shareholders of FC Banc Corp filed on March 25, 2005 with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format     YES  ☐    NO  ☒

FC Banc Corp.

Form 10-KSB

INDEX

Page
PART I

ITEM 1 – DESCRIPTION OF BUSINESS	3-10

ITEM 2 – DESCRIPTION OF PROPERTY	11

ITEM 3 – LEGAL PROCEEDINGS	11

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS	11

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS	11-12

ITEM 6 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14-27

ITEM 7 - FINANCIAL STATEMENTS	28-56

ITEM 8 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	57

ITEM 8A-CONTROLS AND PROCEDURES	57

PART III

ITEM 9 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	57

ITEM 10 – EXECUTIVE COMPENSATION	57

ITEM 11 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	58

ITEM 12 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	58

ITEM 13 – EXHIBITS	59

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES	59

SIGNATURES	60

EXHIBITS

EXHIBIT 10.3 – CHANGE OF CONTROL AGREEMENT-ANNE SPRENG FERRIS	61-62

EXHIBIT 10.4 – CHANGE OF CONTROL AGREEMENT-BRADLEY K. BRINKERHOFF	63-64

EXHIBIT 10.5 – CHANGE OF CONTROL AGREEMENT - MATTHEW C. EVANS	65-66

EXHIBIT 10.6 – CHANGE OF CONTROL AGREEMENT - JEFFREY A. WISE	67-68

EXHIBIT 14 – CODE OF ETHICS	69-76

EXHIBIT 21 – SUBSIDIARIES OF REGISTRANT	77

EXHIBIT 23 – CONSENT OF THE INDEPENDENT AUDITOR	77

EXHIBIT 31.1-CEO CERTIFICATION PURSUANT TO RULE 13A-14(a)/15d-14(a) AS ENACTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002	78

EXHIBIT 31.2-CFO CERTIFICATION PURSUANT TO RULE 13A-14(a)/15d-14(a) AS ENACTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002	79

EXHIBIT 32.1-CEO CERTIFICATION PURSUANT TO U.S.C. SECTION 1350 AS ENACTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002	80

EXHIBIT 32.2-CFO CERTIFICATION PURSUANT TO U.S.C. SECTION 1350 AS ENACTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002	81

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

SUPERVISION AND REGULATION

General

Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities including, but not limited to, the Board of Governors of the Federal Reserve System (the “FRB”), the Federal Deposit Insurance Corporation (the “FDIC”), the Ohio Division of Financial Institutions (the “Division”), the Internal Revenue Service (the “IRS”), the state taxing authorities and the Securities and Exchange Commission (the “SEC”). The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions such as the Company and the Bank regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

The following references to material statutes and regulations affecting the Company and the Bank are brief summaries thereof and do not purport to be complete. As such, they are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of the Company and the Bank.

The Company

General. The Company, as the sole stockholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the FRB under the Bank Holding Company Act of 1956 (the “BHCA”) as amended. In accordance with FRB policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank. Under the BHCA, the Company is subject to periodic examination by the FRB and is required to file with the FRB periodic reports of its operations and such additional information as the FRB may require. The Company is also subject to regulation by the Division under Ohio law.

Investments and Activities. Under the BHCA, a bank holding company must obtain FRB approval before acquiring substantially all the assets of any bank or bank holding company or ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, it would own or control, directly or indirectly, more than five percent (5%) of the voting shares of such bank or bank holding company. The BHCA also prohibits the Company, with certain limited exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. The principal exception to this prohibition allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the FRB to be so closely related to banking as to be a proper incident thereto.

Affiliate Transactions. Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act, limit borrowings by holding companies and other non-bank subsidiaries from affiliated insured depository institutions, and also limit other transactions between holding companies and their non-bank subsidiaries and their affiliated insured depository institutions. Section 23A of the Federal Reserve Act generally requires that an insured depository institution’s loan to its non-bank affiliates be secured, and Section 23B of the Federal Reserve Act generally requires that an insured depository institution’s transactions with its non-bank affiliates be on arms-length terms.

Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the FRB has been notified and has not objected to the transaction. Under the rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company.

Gramm-Leach-Bliley Act . The Financial Services Modernization Act of 1999, better known as the Gramm-Leach-Bliley Act (the “GLB”), permits bank holding companies to become “financial holding companies” and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a satisfactory rating under the Community Reinvestment Act. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the FRB. The GLB defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the FRB has determined to be closely related to banking. The Company has not elected to become a financial holding company under this new regulatory framework.

The Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 contains important new requirements for public companies in the area of financial disclosure and corporate governance. In accordance with section 302(a) of the Sarbanes-Oxley Act, written certifications by the Company’s chief executive officer and chief financial officer are now required which attest that the Company’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. Additionally, the Chief Executive Officer and Chief Financial Officer are now required to certify that the Company has effective disclosure controls and procedures, and, in accordance with Section 404 of the Sarbanes-Oxley Act, the Company is also in the process of implementing a new program designed to monitor the Company’s internal control over financial reporting. This new program will include the identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity level controls, and testing of the operating effectiveness of key controls over financial reporting. This program must be fully implemented for the preparation of the Company’s annual report for its fiscal year ended December 31, 2006. See Item 8A of the Company’s annual report on Form 10-KSB for more information regarding management’s evaluation of the Company’s disclosure controls and procedures, and the Company’s internal control over financial reporting.

Also in response to the Sarbanes-Oxley Act, the Company adopted a series of policies and procedures to improve its corporate governance practices, including the adoption of charters for the Audit Committee, the Compensation Committee and the newly created Nominating and Governance Committee. The charters for these three committees are designed to help the committees function more efficiently and with greater independence from the Board of Directors, which was one of the primary goals in the adoption of Sarbanes-Oxley. The members of each of these three committees are currently and, under the terms of the respective charters, will continue to be “independent” pursuant to standards adopted by NASDAQ. Further, the Board of Directors has determined that under the NASDAQ “independence” standards, a majority of the members of the Board of Directors is currently independent. The Board of Directors also has adopted a Code of Business Conduct and Ethics (the “Code”) which applies to all officers, directors and employees of the Company and the Bank. The Code addresses topics such as compliance with laws and regulations, honest and ethical conduct, conflicts of interest, confidentiality and protection of Company assets, fair dealing and accurate and timely periodic reports, and also provides for enforcement mechanisms. The administration of the Code has been delegated to the Nominating and Governance Committee of the Board of Directors.

The Bank

General. The Bank is an Ohio-chartered bank and member of the Federal Reserve System. The Bank is therefore regulated by the Division as well as the FRB. The regulatory agencies have the authority to regularly examine the Bank, which is subject to all applicable rules and regulations promulgated by its supervisory agencies. In addition, the deposits of the Bank are insured by the FDIC to the fullest extent permitted by law and, therefore, the Bank is subject to FDIC regulations.

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period. Because the bank is “well capitalized” for purposes of its deposit insurance premiums, it expects its FDIC BIF premium to continue to be the statutory minimum.

Since 1987, a portion of the deposit insurance assessments paid by Savings Association Insurance Fund (“SAIF”) members has been used to cover interest payments due on the outstanding obligations of the Financing Corporation (“FICO”), the entity created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF’s predecessor insurance fund. Pursuant to federal legislation enacted September 30, 1996, commencing January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. Such FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Management expects the amounts paid for FICO assessments will increase as the Bank’s deposits continue to increase.

Capital Requirements. The FRB, Division and FDIC require banks and holding companies to maintain minimum capital ratios. The “risk-adjusted” capital guidelines for the Bank and the Company involve a mathematical process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the Bank’s and Company’s capital base. The rules set the minimum guidelines for the ratio of capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) at 8%. Tier 1 Capital is comprised of common equity, retained earnings, and a limited amount of perpetual preferred stock less certain intangible items. At least half of the total capital is to be Tier 1 Capital. The remainder may consist of a limited amount of subordinated debt, other preferred stock, and a portion of the loan loss reserves (not to exceed 1.25% of risk-weighted assets). The Bank anticipates maintaining capital at a level sufficient to be classified as “well capitalized” pursuant to the Federal Reserve guidelines.

In addition, the federal banking regulatory agencies have adopted leverage capital guidelines for banks and bank holding companies. Under these guidelines, banks and bank holding companies must maintain a minimum ratio of three percent (3%) Tier 1 Capital to total assets. However, most banking organizations are expected to maintain capital ratios well in excess of the minimum level and generally must keep their Tier 1 ratio at or above 5%. The Bank intends to maintain capital well above the regulatory minimum.

The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

As of December 31, 2004, the Bank exceeded its minimum regulatory capital requirements with a total risk-based capital ratio of 15.83%, a Tier 1 risk-based capital ratio of 14.75% and a leverage ratio of 8.81%.

In addition to the minimum regulatory capital requirements discussed above, provisions contained in the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) expressly provide for certain supervisory actions which are directly keyed to the capital levels of an insured depository institution. These “prompt corrective action” provisions impose progressively more restrictive constraints on operations, management and capital distributions of a particular institution as its regulatory capital decreases. Using Tier 1 risk-based, total risk-based, and Tier 1 leverage capital ratios as the relevant measures, FDIC insured depository institutions are grouped into one of the following five prompt corrective action capital categories: well capitalized, adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized. An institution is considered well capitalized if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage capital ratio of at least 5%, provided, however, such institution is not subject to a written advisement, order or capital directive to meet and maintain a specific capital level for any particular capital measure. An adequately capitalized institution must have a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a Tier 1 leverage capital ratio of at least 4% (3% if the institution has achieved the highest composite rating in its most recent examination). At December 31, 2004, the Bank satisfied all requirements for inclusion in the “well capitalized” category.

Dividends. Ohio law and FRB provisions prohibit the Bank, without the prior approval of both the Division and the FRB, from paying dividends in an amount greater than the lesser of its undivided profits or the total of its net income for that year, combined with its retained net income from the preceding two years. The payment of dividends by any financial institution or its holding company is also affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be under-capitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2004.

Branching Authority. Ohio chartered banks have the authority under Ohio law to establish branches anywhere in the State of Ohio, subject to receipt of all required regulatory approvals. Additionally, in May 1997 Ohio adopted legislation “opting in” to the provisions of Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”) which allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is also allowed by the Riegle-Neal Act and authorized by Ohio law.

Depositor Preference. The Federal Deposit Insurance Act provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non deposit creditors and shareholders of the institution.

Privacy Provisions of Gramm-Leach-Bliley Act. Under GLB, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to non-affiliated third parties. The privacy provisions of GLB affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Federal Home Loan Bank. The Federal Home Loan Banks (“FHLBs”) provide credit to their members in the form of advances. As a member of an FHLB, the Bank must maintain an investment in the capital stock of an FHLB in an amount equal to the greater of 1% of the aggregate outstanding principal amount of the Bank’s residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB.

Upon the origination or renewal of a loan or advance, each FHLB is required by law to obtain and maintain a security interest in collateral in one or more of the following categories: fully-disbursed, whole first mortgage loans on improved residential property not more than 90 days delinquent or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the United States Government or an agency thereof; deposits in any FHLB; or other real estate-related collateral acceptable to he applicable FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.

Anti-Money Laundering Provisions of the USA Patriot Act of 2001. On October 26, 2001, the USA Patriot Act of 2001 (the “Patriot Act”) was signed into law. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence community’s ability to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide-ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including: (a) due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons; (b) standards for verifying customer identification at account opening; and (c) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Fiscal and Monetary Policies. The Bank’s business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. The Bank is particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the Federal Reserve are (a) conducting open market operations in United States government securities, (b) changing the discount rates of borrowings of depository institutions, (c) imposing or changing reserve requirements against depository institutions’ deposits, and (d) imposing or changing reserve requirements against certain borrowing by banks and their affiliates. These methods are used in varying degrees and combinations to affect directly the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. For that reason alone, the policies of the FRB have a material effect on the earnings of the Bank.

Additional and Pending Regulation. The Bank is also subject to federal regulation as to such matters as the maintenance of required reserves against deposits, limitations in connection with affiliate transactions, limitations as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuance or retirement by the Bank of its own securities and other aspects of banking operations. In addition, the activities and operations of the Bank are subject to a number of additional detailed, complex and sometimes overlapping laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-in-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Truth in Savings Act, the Community Reinvestment Act, anti-redlining legislation and antitrust laws.

Congress regularly considers legislation that may have an impact upon the operation of the Company and the Bank. At this time, the Company is unable to predict whether any proposed legislation will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of the Company and the Bank.

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

Employees

As of December 31, 2004, the Bank had 47 full-time and 17 part-time employees. Currently the Holding Company has no paid employees.

Competition

The Bank has four banking offices located in Crawford, Morrow and Knox Counties, Ohio. The primary market area of the Bank is North Central Ohio, which includes Crawford, Morrow, Knox and contiguous counties. The Banks main office is about 60 miles north of the state capital, Columbus, Ohio. Our Bank has various competition in all of the markets we serve. In Bucyrus, there are five other commercial banks. In both Cardington and Fredericktown there are one. All of our markets are within a short distance to other markets that present another dozen or so competitors. In addition, there are no less than ten mortgages companies in each and every market we serve. In our direct markets, the Bank has approximately 20% market share of deposits. The economy of our markets is driven by several major components: Manufacturing, retail trade, governmental service, general service, and agricultural. Census date indicates a positive trend in our Morrow and Knox counties areas and a steady trend in Crawford County. The general economic conditions of all three of our markets is reflective of the State of Ohio and to a certain extent our national economy. Overall, the general outlook for the economy is cautiously optimistic. Moderate growth to stable conditions is seen, but in general the economy has not shown positive signs of a robust economy. The financial services industry is highly competitive. The Bank competes with financial services providers, such as banks, savings associations, credit unions, finance companies, mortgage banking companies, insurance companies, and money market and mutual fund companies. The Bank also faces increased competition from non-banking institutions such as brokerage houses and insurance companies, as well as from financial service subsidiaries of commercial and manufacturing companies. Many of these competitors enjoy the benefits of advanced technology, fewer regulatory constraints and lower cost structures.

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

Under the final rules implementing the prompt corrective provisions:

•	A bank that has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater is deemed to be “well capitalized”;

•	A bank with a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater (or a leverage ratio of 3% or greater and a capital adequacy, asset quality, management administration, earnings and liquidity (or CAMEL 1 rating), is considered to be “adequately capitalized”;

•	A bank that has a total risk-based capital of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, and a leverage ratio that is less than 4% (or a leverage ratio of less than 3% and a CAMEL 1 rating), is considered “undercapitalized”;

•	A bank that has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized”; and

•	A bank that has tangible equity (Tier 1 capital minus intangible assets other than purchased mortgage servicing rights) to total assets ratio equal to or less than 2% is deemed to be “critically undercapitalized”.

The Company’s actual capital ratios are presented in the following table which shows the Company met all regulatory capital requirements.

	2004		2003
	Amount	Ratio	Amount	Ratio
			(as restated)
Total Capital (to Risk-weighted Assets)

Actual	$14,222	15.89%	$14,142	14.82%
For Capital Adequacy Purposes	7,159	8.00	7,636	8.00
To Be Well Capitalized	8,949	10.00	9,545	10.00
Tier I Capital (to Risk-weighted Assets)
Actual	$13,256	14.81%	$12,948	13.57%
For Capital Adequacy Purposes	3,579	4.00	3,818	4.00
To Be Well Capitalized	5,369	6.00	5,727	6.00
Tier I Capital (to Average Assets)
Actual	$13,256	8.85%	$12,948	8.51%
For Capital Adequacy Purposes	5,992	4.00	6,087	4.00
To Be Well Capitalized	7,490	5.00	7,609	5.00

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 123 (Revised 2004), Share-Based Payment. The statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. FAS No. 123 (Revised 2004) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will adopt FAS No. 123 (Revised 2004) on January 1, 2006, and is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

In October 2003, the American Institute of Certified Public Accountants issued SOP 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer. SOP 03-3 applies to a loan that is acquired where it is probable, at acquisition, that a transferee will be unable to collect all contractually required payments receivable. SOP 03-3 requires the recognition, as accretable yield, the excess of all cash flows expected at acquisition over the investor’s initial investment in the loan as interest income on a level-yield basis over the life of the loan. The amount by which the loan’s contractually required payments exceed the amount of its expected cash flows at acquisition may not be recognized as an adjustment to yield, a loss accrual, or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. The adoption of SOP 03-3 is not expected to have a material impact on the consolidated financial statements.

ITEM 2. Description of Property

The Bank’s principal office is located at 105 Washington Square, Bucyrus, Ohio The Bank’s three branches are located at 1605 Marion Road, Bucyrus, Ohio, 123 East Main Street, Cardington, Ohio, and 250 West Sandusky Street, Fredericktown, Ohio. The Bank owns all of the properties. The Bank currently supplies the Holding Company minimal office space at no cost.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

Not Applicable

PART II

ITEM 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Prices and Dividends

At December 31, 2004, the Company had approximately 600 shareholders of record. There is no established public trading market for the outstanding shares of the Company’s Common Stock, although there have been a limited number of private transactions known to the management of the Company. Based solely on information made available to the Company from a limited number of buyers and sellers, shares of the Company’s Common Stock that have actually been traded in private transactions since December 31,1994 were all traded between $18.00 and $31.00. There may, however, have been other transactions at other prices not known to management of the Company.

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

Dividends paid by the Company necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors relevant at the time the Board of Directors of the Company considers dividend payment. Under the Ohio Revised Code, the Company is prohibited from paying dividends if either the Company would be unable to pay its debts as they become due, or the Company’s total assets would be less than its total liabilities plus an amount needed to satisfy any preferential rights of shareholders. The Company may only pay dividends out of surplus. Surplus is defined as the excess of a corporation’s assets over its liabilities plus stated capital. Total assets and liabilities are determined by the Board of Directors, which may base its determination on such factors as it considers relevant, including without limitation: (i) the book values of the assets and liabilities of the Holding Company, as reflected on its books and records; and (ii) unrealized appreciation and depreciation of the assets of the Holding Company. The following table discloses relevant stock information by quarter for 2004 and 2003.

	03/31/04	6/30/04	09/30/04	12/31/04
High	$29.00	$31.00	$31.00	$31.00
Low	$29.00	$29.00	$31.00	$31.00
Dividend Declared	$0.19	$0.19	$0.19	$0.19

	03/31/03	6/30/03	09/30/03	12/31/03
High	$26.25	$27.00	$29.00	$30.98
Low	$26.25	$26.25	$27.00	$29.00
Dividend Declared	$0.18	$0.18	$0.18	$0.19

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

Stock Options

The Company maintains a stock option plan for key officers, employees, and nonemployee directors. The Company accounts for the plan under provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. There were no stock options issued for 2004.

Stock Repurchases

The Company will sometimes repurchase shares of stock from shareholders who desire. During the fourth quarter of 2004, the Company repurchased 84 shares.

Five Year Consolidated Summary

In thousands, except per common share amounts and ratios	2004		2003		2002		2001		2000
			(as restated)		(as restated)		(as restated)
Years Ended December 31,
Statements of Income
Interest Income	$7,062		$7,181		$7,006		$6,881		$6,908
Interest Expense	2,726		2,846		2,435		2,889		2,943

Net interest income	4,336		4,335		4,571		3,992		3,965
Provision for loan losses	90		50		(275)		0		(134)

Net interest income after provision for loan losses	4,246		4,285		4,846		3,992		4,099
Non-interest income (A)	1,205		1,608		884		778		686
Non-interest expenses	4,720		4,590		4,601		3,620		3,594

Income before income taxes	731		1,303		1,129		1,150		1,191
Income tax expense	48		166		145		191		305

Net income	$683		$1,137		$984		$959		$886

Net Income
Basic	$1.18		$1.98		$1.70		$1.61		$1.44
Diluted	1.17		1.97		1.70		1.59		1.42
Dividends declared	0.76		0.73		0.66		0.64		0.64
Stockholders’ equity	22.91		23.08		22.47		20.64		19.47
Stock price range	29.00-31.00		26.25-30.98		18.00-27.25		18.00-29.00		28.25-29.00

Selected Consolidated Balance Sheet Data at December 31,
Assets	$148,291		$149,064		$132,390		$109,561		$100,131
Investment securities	53,749		47,668		45,164		33,989		27,545
Loans (B)	79,655		87,022		71,555		61,038		62,679
Deposits	101,210		102,468		97,012		85,753		84,927
Borrowed funds	32,508		32,200		21,246		10,094		2,258
Shareholders’ equity	13,268		13,064		12,908		12,179		11,776

Ratios (C)
Per $100 of average assets
Net Interest Income (tax-equivalent basis)	$3.15		$2.97		$3.78		$3.76		$4.36
Provision for loan losses	0.06		0.03		(0.23)		0		(0.14)

Net interest income after provision for loan losses	3.09		2.94		4.01		3.76		4.50
Non-interest income	0.80		1.10		.73		.77		0.69
Non-interest expense	3.14		3.14		3.80		3.45		3.85

Income before income taxes	0.75		0.90		0.94		1.08		1.34
Income tax expense	.30		.12		.13		.18		0.44

Net income	$0.45		$0.78		$0.81		$0.90		$0.90

Leverage (D)	11.3	8x	11.2	5x	9.8	7x	9.0	6x	8.6	8x
Return on average shareholders’ equity	5.16%		8.75%		8.03%		8.21%		7.75%
Average shareholders’ equity to average assets	8.79%		8.89%		10.16%		11.04%		11.52%
Dividend payout ratio	64.28%		36.94%		38.82%		39.66%		44.48%
Tier 1 capital ratio at December 31	14.81%		13.57%		14.75%		16.82%		18.40%
Tier 1 and Tier 2 capital ratio at December 31	15.89%		14.82%		16.00%		18.09%		19.70%
Leverage ratio	8.85%		8.51%		9.38%		10.77%		11.50%

(A)	Includes gains (losses) from securities transactions of $56 in 2004, $436 in 2003, $37 in 2002, $40 in 2001, and $19 in 2000.
(B)	Net of unearned income.
(C)	Based on average balances and net income for the periods.
(D)	The ratio of average assets to average shareholders equity.

Item 6 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

FC Banc Corp. (the “Holding Company” or “Corporation”) is a bank holding company engaged in the business of commercial and retail banking through its subsidiary The Farmers Citizens Bank (the “Bank” or “Farmers Citizens”), which accounts for substantially all of its revenues, operating income, and assets.

The following discussion is intended to focus on and highlight certain financial information regarding FC Banc Corp. and should be read in conjunction with the financial statements and related notes which have been prepared by the management of FC Banc Corp., in accordance with U.S. generally accepted accounting principles. The Audit Committee of the Board of Directors engaged S.R. Snodgrass AC, independent auditors, to audit the consolidated financial statements. The auditors’ report is included as a part of the 2004 Annual Report. To assist in understanding and evaluating major changes in the Holding Company’s financial position and results of operations, two, three and five year comparisons are provided in tabular form for ease of comparison.

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

1.	Management’s determination of the amount of the allowance for loan losses as set forth under the captions “Financial Condition,” “Comparison of Results of Operations for the Years Ended December 31, 2004 and 2003;”

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

Financial Condition

The Corporation’s consolidated total assets amounted to $148.3 million at December 31, 2004, a decrease of 0.54% from the $149.1 million at December 31, 2003. A $7.4 million decrease in loans was partially offset by a $6.1 million increase in investments. Significant variances in the liabilities were a decrease of $1.3 million in deposits and a $0.3 million net increase in borrowings.

Loan Portfolio Loans, as a component of earning assets, represent a significant portion of earning assets. At December 31, 2004, the Bank’s real estate loans secured by 1-to-4 family residential properties were $35,219,000. Loans secured by farmland and loans to finance agricultural production and other loans to farmers were $14,188,000. As noted in Note 4, of the Notes to Consolidated Financial Statements, the Bank also was a creditor for $2,560,000 of loans to related parties.

In thousands, except ratios	2004	2003	2002	2001	2000
Loans at December 31,
Loans secured by real estate:
Construction	$1,259	$2,021	$558	$1,087	$841
Commercial	23,908	23,514	22,029	19,753	20,515
Residential	35,219	43,908	32,227	26,104	27,665
Commercial, Financial, Agricultural	14,188	11,045	7,802	5,940	5,781
Consumer	5,081	6,534	8,939	8,154	7,877

Total	$79,655	$87,022	$71,555	$61,038	$62,679

Allowance for Loan Losses
Balance at beginning of year	$1,194	$1,213	$1,499	$1,496	$1,732
Provision for loan losses	90	50	(275)	0	(134)
Charge-offs
Commercial and agricultural	316	46	2	35	64
Consumer	29	41	23	56	51
Real estate	0	0	0	0	68

Total Charge-offs	345	87	25	91	183

Recoveries
Commercial and agricultural	0	5	1	32	39
Consumer	27	13	13	18	42
Real estate	0	0	0	44	0

Total recoveries	27	18	14	94	81

Net charge-offs (recoveries)	318	69	11	(3)	102

Balance at end of year	$966	$1,194	$1,213	$1,499	$1,496

Allocation of Allowance for Loan Losses
Commercial	$717	$745	$861	$1,187	$1,044
Consumer	58	71	130	113	108
Real estate	59	184	222	190	199
Unallocated	132	194	0	9	145

Total	$966	$1,194	$1,213	$1,499	$1,496

Credit Quality Ratios
Net charge-offs as a percentage of average loans	0.40%	0.09%	0.01%	(0.00)%	0.17%
Allowance for loan losses to
Total loans at year-end	1.21%	1.37%	1.69%	2.45%	2.39%
Net charge-offs	3.04	17.30	110.27	499.67	14.67
Provision for loan losses to average loans	0.11%	0.06%	(0.41)%	0.00%	(0.23)%
Earnings coverage of net charge-offs	2.15	16.48	89.45	(385.33)	11.68

Total loans at year end were $79,655,000, a decrease of 8.47% from last year end of $87,022,000. This decrease was due to the sale of $12.0 million in long term fixed rate mortgages. These were sold in order to decrease interest rate risk and to shorten the duration of the 1-4 family mortgage loan portfolio. Overall loans decreased by 7,367,000. Decreases were in loans secured by real estate of $9,057,000, and consumer loans of $1,453,000. Commercial, financial, and agricultural loans increased by $3,143,000. The loan information table provides a five-year loan history.

The following table sets forth the maturity of our loan portfolio as of December 31, 2004 which have pre-determined interest rates and which have floating or adjustable rates. The table does not include prepayments or scheduled principal repayments. All loans are shown as maturing based on contractual maturities.

	Within 1 Year	1-5 Years	After 5 Years	Total Loans
Fixed Rate

Loans Secured by Real Estate	1,605	6,581	44,523	52,709
Commercial, Financial, and Agricultural	566	4,359	4,148	9,073
Consumer	309	4,651	0	4,960

Total Fixed	2,480	15,591	48,671	66,742

Adjustable Rate

Loans Secured by Real Estate	5,853	1,824	0	7,677
Commercial, Financial, and Agricultural	4,424	691	0	5,115
Consumer	121	0	0	121

Total Adjustable	10,398	2,515	0	12,913

Total Loans	12,878	18,106	48,671	79,655

In addition to the loans reported in the loan information table, there are certain off-balance sheet products such as letters of credit and loan commitments that are offered under the same credit standards as the loan portfolio. Management closely monitors the financial condition of potential creditors throughout the term of the instruments to assure that they maintain credit standards. Refer to Note 11 for additional information on off-balance sheet financial instruments. These arrangements could have a current or future effect on changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. The company has various financial obligations, including contractual obligations and commitments, which may require future cash payments. The following table shows possible contractual obligations and commitments:

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet arrangements

Contractual Obligations:

The following table presents as of December 31, 2004 significant contractual obligations to third parties by payment date. Discussion of the obligations can be found in the notes to the consolidated financial statements.

	Payments Due In
(In thousands)	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity	$56,383	$—	$—	$—	$56,383
Certificates of Deposit	26,517	15,631	2,679	—	44,827
Short-term Borrowings	11,621	—	—	—	11,621
Other Borrowings	1,810	10,591	444	8,042	20,887

Commitments

The following table presents as of December 31, 2004, the amounts and expected maturities of significant commitments. Discussion of the obligations can be found in the notes to the consolidated financial statements.

(In thousands)	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Commitments to extend credit
Commercial	$2,797	—	—	—	$2,797
Residential real estate	—	—	—	—	—
Home Equity Lines	2,723	—	—	—	2,723
Other	—	—	—	—	—
Standby letters of credit	10	—	—	—	10

Commitments to extend credit, including loan commitments, and standby letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

Non-Performing Assets Non-accrual loans as of December 31, 2004, were $278,000 compared to $191,000 as of the previous year end. There are five loans on non-accrual of which four are secured by real estate. The other loan on non-accrual is a small loan secured by an automobile. Loans which are contractually past due 90 days more amounted to $89,000 as of December 31, 2004, and were $8,000 as of the previous year end. This consists of one loan which is secured by real estate. Management believes that the Allowance for Loan Losses is adequate to cover any potential losses in the loan portfolio at December 31, 2004. Refer to the section entitled “Allowance for Loan Losses” for additional detail.

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

Loans accounted for as non-performing (non-accrual, restructured, past due 90-days or more, and impaired) loans as of year-end 2004 and 2003 amounted to $367,000 and $199,000, respectfully. Please refer to the following section entitled “Allowance for Loan Losses” for additional explanation.

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

A provision for loan losses of $90,000 was provided in 2004 as a result of management’s thorough analysis of the banks portfolio and the factors surrounding the current market conditions. As of December 31, 2004, the reserve for loan losses was $966,000 which represents 1.21% of outstanding loans. The reserve continues to exceed peer groups and based upon both internal and external evaluations indicate that the levels of reserves are adequate given the risk within the loan portfolio. Current analysis indicated that this level of reserve is adequate give the current economic trends, delinquency patterns and loan quality within the various portfolios.

The following table illustrates the allocation of the allowance for loan losses for each category of loan. The allocation of the allowance to each category is not necessarily indicative of future loss in a particular category and does not restrict our use of the allowance to absorb losses in other loan categories.

	At December 31,
	2004		2003		2002
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Type of Loans:

Commercial & Commercial
Real Estate	$717	47.83%	$745	39.71%	$861	41.69%
Residential Real Estate	59	45.79%	184	52.78%	222	45.82%
Consumer	58	6.38%	71	7.51%	130	12.49%
Unallocated	132	0.00%	194	0.00%	0	0.00%

Total	$966	100.00%	$1,194	100.00%	$1,213	100.00%

Investments The investment portfolio represents the second largest use of financial resources. The investment portfolio of the Bank includes United States securities, state and municipal obligations, and mortgage backed securities. Securities categorized as “available-for-sale” can be sold prior to maturity to meet liquidity or other funding needs. It is management’s intent to hold those securities categorized as “held-to-maturity” until their maturity unless they are subject to an earlier redemption via a “call feature”. At December 31, 2004 and 2003, the entire investment portfolio of the Bank was classified as available-for-sale.

The following table is a schedule of the maturity distributions and weighted average yield of investment securities as of December 31, 2004:

Available for Sale

	Amortized Cost Maturing:
	Within 1 Year	After 1 but within 5 Years	After 5 but within 10 Years	After 10 Years	Total
	(Dollars in Thousands)
U. S. Government agency Securities	$3,990	$11,624	$1,960	$—	$17,574

Obligations of states and political Subdivisions	43	567	1,244	10,913	12,767

Other debt securities	8	—	—	—	8
Mortgage – backed securities (2)	6,001	11,262	3,869	2,268	23,400

Total	$10,042	$23,453	$7,073	$13,181	$53,749

Weighted average yield (1)	4.02%	4.22%	5.14%	6.03%	4.66%

(1)	Weighted average yields were computed on a tax equivalent basis using the federal income tax statutory rate and were determined on the basis of cost, adjusted for amortization of premium or accretion of discount.
(2)	Mortgage-backed securities provide for periodic principal repayments. It is anticipated that these securities will be repaid prior to their contractural maturity dates.

Investment securities available for sale increased $6,081,000 from of $47,668,000 as of December 31, 2003 to $53,749,000 as of December 31, 2004, an increase of 12.76%. Investment securities and federal funds sold are consistently maintained at levels that will cover the short-term liquidity needs of the Bank. The Bank utilizes a number of outside sources to analyze, evaluate, and obtain advice relative to the management of its investment portfolio. The Bank does not invest in any one type of security over another. Funds allocated to the investment portfolio are constantly monitored by management to ensure that a proper ratio of liquidity and earnings is maintained.

Deposits Total Deposits decreased $1,258,000 from $102,468,000 as of December 31, 2003 to $101,210,000 as of December 31, 2004, a decrease of 1.23%. Increases were in non-interest bearing checking of $1,143,000, savings accounts of $62,000, and money market accounts of $3,847,000. Decreases were in interest bearing demand of $1,593,000 and time deposits of $4,717,000. The average cost of deposits for the Bank was approximately 1.67% for the year-ended December 31, 2004 compared to 1.73% and 2.34% for 2003 and 2002, respectively.

Time deposits at December 31, 2004, mature $26,517, $12,073, $3,558, $1,767, and $912 during 2005, 2006, 2007, 2008, and 2009, respectively.

Time deposits include certificates of deposit in denominations of $100,000 or more. Such deposits aggregated $11,526 and $14,217 at December 31, 2004 and 2003, respectively.

Maturities on time deposits of $100,000 or more at December 31, 2004, are as follows:

Within three months	$5,812
Beyond three but within six months	1,886
Beyond six but within twelve months	454
Beyond one year	3,374

Total	$11,526

Short Term Borrowings Short-term borrowings increased by $3,149,000 from $8,472,000 as of December 31, 2003 to $11,621,000 as of December 31, 2004. Please refer to Note 7 of the Notes to Consolidated Financial Statements for additional information.

The outstanding balances and related information of short-term borrowings which includes securities sold under agreements to repurchase, are summarized as follows:

	2004	2003
Balance at year-end	$11,621	$8,472
Average balance outstanding	11,070	6,019
Maximum month-end balance	14,474	9,971
Weighted-average rate at year-end	1.90%	0.97%
Weighted-average rate during the year	1.02%	1.06%

Average balances outstanding during the year represent daily average balances, and average interest rates represent interest expense divided by the related average balance.

Other Borrowings Other borrowings decreased by $2,841,000 from $23,728,000 as of December 31, 2003 to $20,887,000 as of December 31, 2004.

The following table sets forth information concerning other borrowings with the FHLB and a note payable:

			Weighted- average interest rate
	Maturity range			Stated interest rate range		At December 31,
Description	from	to		from	to	2004	2003
Mortgage match	10/04/11	11/01/11	4.99%	4.99%	4.99%	$127	$221
Convertible	04/23/07	01/28/13	4.15	3.51	4.57	13,000	13,000
Convertible amortizing	03/13/03	04/01/08	2.38	2.38	2.38	3,399	4,367
Fixed rate	02/22/04	12/11/07	4.52	3.68	5.47	2,000	3,000
CMP advances	08/01/07	02/01/08	3.15	2.69	3.48	2,361	3,139

						20,887	23,727
Note payable						—	1

						$20,887	$23,728

Maturities of other borrowings at December 31, 2004, are summarized as follows:

Year Ending December 31,	Amount	Weighted- Average Rate
2005	$1,810	2.76%
2006	2,861	3.67
2007	7,730	4.03
2008	424	2.53
2009	20	4.99
2010 and after	8,042	3.89

	$20,887	3.79%

Shareholders’ Equity Maintaining a strong capital position in order to absorb inherent risk is one of management’s top priorities. Selected capital ratios for the last five years are presented in the five-year Consolidated Financial Summary. In 2004, the Return on Average Shareholders Equity decreased to 5.16%, compared to 8.75% in 2003, and 8.03% in 2002. It should also be noted that the return on average assets for 2004 was .45% compared to .78% in 2003 and .81% in 2002.

Banking regulations in 1989 established minimum capital ratios for banks. The primary purpose of these requirements is to assess the risk of a financial institution’s balance sheet and off balance sheet financial instruments in relation to adjusted capital. A minimum total qualifying capital ratio of at least 8% with at least 4% of capital composed of Tier I (core) capital had to be maintained. Tier I capital includes common equity, non-cumulative perpetual preferred stock, and minority interest less goodwill and other disallowed intangibles. Tier II (supplementary) capital includes subordinate debt, intermediate term preferred stock, the allowance for loan losses and preferred stock not qualifying for Tier I capital. At December 31, 2004 the Company’s risk-based capital ratio for Tier I and Tier II capital is 14.81% and 15.89%, respectively, thus meeting the required 4% and 8% for Tier I and Tier II capital. The five-year Consolidated Financial Summary table and Note 13 to the Consolidated Financial Statements summarizes the risk-based capital of the Bank, leverage components and ratios.

The Consolidated Average Balance Sheets and Related Yields and Rates table summarizes items discussed in the net interest income section of the Comparison of Results for the Years Ended December 31, 2004 and 2003. The tax equivalent adjustment on tax exempt investment securities and loans was $414,000 for 2004, $387,000 for 2003, and $261,000 for 2002.

Consolidated Average Balance Sheets and Related Yields and Rates*

	2004			2003			2002
In thousands, except ratios	Average Balance	Interest Income/ Expense	Average Yields/ Rates	Average Balance	Interest Income/ Expense	Average Yields/ Rates	Average Balance	Interest Income/ Expense	Average Yields/ Rates
Assets
Cash and due from banks	$4,000			$3,956			$3,271
Federal Funds sold	1,730	18	1.04%	888	8	0.99%	1,211	19	1.57%
Investment securities
Taxable securities	36,877	1,367	3.71%	36,425	1,254	3.44%	29,378	1,411	4.80%
Tax-exempt securities	17,291	1,167	6.75%	16,509	1,065	6.45%	11,428	755	6.60%

Total Investment securities	54,168	2,534	4.68%	52,934	2,319	4.38%	40,806	2,166	5.31%
Loans
Real Estate	45,486	2,743	6.03%	46,068	2,995	6.50%	34,017	2,593	7.62%
Consumer	5,360	389	7.26%	7,237	538	7.43%	8,603	751	8.73%
Commercial (includes real estate)	28,693	1,792	6.25%	25,263	1,708	6.76%	22,999	1,738	7.56%

Total loans	79,539	4,924	6.19%	78,502	5,241	6.67%	65,619	5,082	7.74%

Total earning assets	135,437	7,476	5.52%	132,390	7,568	5.72%	107,636	7,267	6.75%
Allowance for loan losses	(1,081)			(1,223)			(1,287)
Other assets	12,172			11,423			10,824

Total assets	$150,528			$146,546			$120,444

Liabilities and Shareholders’ Equity
Non-interest-bearing deposits	$13,786			$13,172			$12,262
Interest-bearing deposits
NOW accounts	13,783	28	0.20%	14,163	33	0.23%	12,682	89	0.70%
Money market accounts	11,767	211	1.79%	5,975	71	1.19%	5,306	130	2.45%
Savings accounts	15,432	39	0.25%	15,585	55	0.35%	15,421	205	1.33%
Time deposits	47,463	1,496	3.15%	53,302	1,712	3.21%	44,067	1,494	3.39%

Total interest-bearing deposits	88,445	1,774	2.01%	89,025	1,871	2.10%	77,476	1,918	2.48%
Borrowed funds	33,191	952	2.87%	29,769	975	3.28%	16,777	517	3.08%

Total interest-bearing liabilities	121,636	2,726	2.24%	118,794	2,846	2.40%	94,253	2,435	2.58%
Other liabilities	1,875			1,585			1,688

Shareholders’ equity	13,231			12,995			12,241

Total liabilities and shareholders’ equity	$150,528			$146,546			$120,444

Net interest income (tax-equivalent basis)		$4,750			$4,722			$4,832

Yield spread			3.28%			3.32%			4.17%
Net interest income to earnings assets			3.51%			3.57%			4.49%
Interest-bearing liabilities to earning assets			89.81%			89.73%			87.57%

*	Interest income/expense and yield/rates are calculated on a tax-equivalent basis utilizing a federal incremental tax rate of 34% in 2004, 2003 and 2002. Non-accrual loans and the related negative income effect have been included in the calculation of average rates.

Following is a rate/volume analysis schedule as of December 31, 2004:

	Analysis of Changes in Net Interest Income on a Tax-Equivalent Basis (1)
	2004			2003
	Change in Volume	Change in Rate	Total Change	Change in Volume	Change in Rate	Total Change
Interest Income:
Short-term investments:
Fed Funds Sold	$9	$1	$10	$(8)	$(3)	$(11)

Investment securities:
Taxable	40	73	113	295	(452)	(157)
Tax-exempt (3)	52	50	102	328	(18)	310

Total investments	92	123	215	623	(470)	153

Loans:
Residential mortgage loans	(86)	(166)	(252)	823	(421)	402
Consumer	(97)	(52)	(149)	148	(361)	(213)
Commercial and Commercial Real Estate	241	(157)	84	162	(192)	(30)

Total loans, net of discount	58	(375)	(317)	1,133	(974)	159

Total Interest Income	159	(251)	(92)	1,748	(1,447)	301

Interest Expense:
Interest-bearing deposits:
NOW accounts	(1)	(4)	(5)	9	(65)	(56)
Money market accounts	111	29	140	14	(73)	(59)
Savings accounts	(1)	(15)	(16)	3	(153)	(150)
Certificates of deposit	(165)	(51)	(216)	281	(63)	218

Total interest-bearing deposits	(56)	(41)	(97)	307	(354)	(47)
Other borrowed funds	(3)	(20)	(23)	428	30	458

Total interest expense	(59)	(61)	(120)	735	(324)	411

Net interest income	$218	$(190)	$28	$1,013	$(1,123)	$(110)

(1)	The portion of the total change attributable to both volume and rate changes during the year has been allocated to volume and rate components based upon the absolute dollar amount of the change in each component prior to allocation.

Comparison of Results of Operations for the Years Ended December 31, 2004 and 2003

General Net income for the year-ended December 31, 2004, was $683,000, a decrease of $454,000, or 39.93% from the $1,137,000 net income in 2003. The decrease in net income resulted primarily from an increase in provision for loan losses of $40,000, an increase in non interest expenses of $130,000, and a decrease of $403,000 in non interest income. These were offset by an increase in net interest income of $1,000, and a decrease in income taxes of $118,000. The results of operations are reflected in the Five Year Consolidated Summary. The years 2001, 2002, and 2003 have been restated to reflect changes detailed in Note 1 of the Notes to Consolidated Financial Statements.

Net Interest Income Interest income totaled $7,062,000 for the year-ended December 31, 2004, a decrease of $119,000 or 1.66% from the $7,181,000 recorded in 2003. The average rate earned (taxable equivalent) on earning assets decreased from 5.72% in 2003 to 5.52% in 2004. Interest income on investment securities increased by $215,000, or 9.27%, due to the increase in the size of the investment portfolio coupled with an increase of 30 basis points in the weighted-average yield (taxable equivalent) year-to-year, from 4.38% in 2003 to 4.68% in 2004. Interest income on federal funds sold increased by $10,000 for the year-ended December 31, 2004. The average balance invested in federal funds sold increased by $842,000 compared to 2003. The yield on federal funds sold increased from 0.99% in 2003 to 1.04% in 2004.

Interest income on loans decreased $309,000, or 5.92%, during 2004, due primarily to the sale of the $12.0 million in mortgage loans. The average yield on loans decreased from 6.67% in 2003 to 6.19% in 2004. Declining interest rate and historically high refinance levels all contributed to the decrease in the yield on loans in 2004.

Interest expense decreased by $120,000, or 4.22%, during 2004, due primarily to lower average deposit balances and a lower average cost of borrowed funds. The average cost of deposits decreased from 2.10% in 2003 to 2.01% in 2004. Interest expense on deposits decreased by $97,000 in 2004. This was due to the average balances decreasing from $89,025,000 in 2003 to $88,445,000 in 2004. Interest expense on borrowings decreased by $23,000 due to a reduction in the yield on borrowed funds which decreased from 3.28% in 2003 to 2.87% in 2004. The average balance of borrowed funds increased by $3,433,000 during 2004, but this helped to decrease the yield because it was in lower yielding short-term borrowings.

As a result of the changes in interest income and interest expense, net interest income increased by $1,000 or 0.02%, during 2004, as compared to 2003. The interest rate spread decreased by 4 basis points to 3.28% for 2004 as compared to 3.32% for 2003, while the net interest margin decreased by 6 basis points to 3.51% for year 2004 compared to 3.57% in 2003. The Consolidated Average Balance Sheets and Related Yields and Rates table summarizes the above information. The tax equivalent adjustment on tax exempt investment securities and loans was $414,000 for 2004, $387,000 for 2003, and $261,000 for 2002.

Provision for Loan Losses Farmers Citizens maintains an allowance for loan losses in an amount, which, in management’s judgment, is adequate to absorb reasonably foreseeable losses inherent in the loan portfolio. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses, after net charge-offs have been deducted, to bring the allowance to a level which is considered adequate to absorb potential losses inherent in the loan portfolio in accordance with generally accepted accounting principles (“GAAP”). The amount of the provision is based on management’s regular review of the loan portfolio and consideration of such factors as historical loss experience, generally prevailing economic conditions, changes in size and composition of the loan portfolio and considerations relating to specific loans, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral. Although a variety of factors, including the performance of Farmers Citizens loan portfolio, the economy, changes in real estate values, interest rates and regulatory requirements regarding asset classifications. As a result of its analysis, management concluded that the allowance was adequate as of December 31, 2004. There can be no assurance that the allowance will be adequate to cover future losses on non-performing assets.

The Bank experienced net charge-offs of $318,000 in 2004 compared to $69,000 in 2003. Farmers Citizens’ charge-off history is a product of a variety of factors, including Farmers Citizens’ underwriting guidelines and the composition of its loan portfolio. An analysis of the Allowance for Loan Losses is presented in the Loan Information table.

Management provided an additional $90,000 to the Reserve for Loan Losses in 2004 to reflect the additional credit risk associated with the growth of the banks loan portfolio and the overall credit quality of the portfolio. The bank expensed a provision of $50,000 in 2003. There was a negative provision of $275,000 for possible loan losses in 2002. The negative provision in 2002 was based upon the results of management’s quarterly reviews of the loan portfolio to identify problem and potential problem loans and to determine appropriate courses of action on a loan-by-loan basis. Collection procedures are activated when a loan becomes past due.

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

Management believes significant factors affecting the allowance are being reviewed regularly and that the allowance is adequate to cover potentially uncollectible loans as of December 31, 2004. The Bank has no exposure from troubled debt to lesser-developed countries.

The “allowance for loan losses to total loans at year-end” ratio decreased to 1.21% in 2004 from 1.37% in 2003 and 1.69% in 2002. The decrease was due primarily to net charge-offs recorded in 2004. An analysis of the Allowance for Loan Losses is presented in the Loan Information table.

Non-Interest Income Non-interest income decreased 25.06% from $1,608,000 in 2003 to $1,205,000 in 2004. This decrease was due primarily to decreases in investment security gains, net of $380,000, and a decrease in gain on disposal of premises and equipment of $88,000. In 2003, the bank took advantage of opportunities in the yield curve which resulted in the higher than normal net investment security gains. Please refer to the Consolidated Statement of Income for further analysis.

Non-Interest Expense The non-interest expense increased from $4,590,000 in 2003 to $ 4,720,000 in 2004. The most significant increase was in data processing expense, which increased by $154,000. Professional fees decreased in 2004 by 11.56% or $37 as a result of decreased legal and professional costs. Salaries and employee benefits, net occupancy and equipment expenses, state franchise tax, and other expense remained constant. Please refer to the Consolidated Statement of Income for further analysis.

Income Taxes The provision for federal income taxes totaled $48,000 for the fiscal year-ended December 31, 2004, a decrease of $118,000, or 71.08%, over the provision in 2003. The effective tax rates were 6.57% and 12.74% for the years ended December 31, 2004 and 2003. Impacting the tax provisions for the five years covered in the five-year consolidated financial summary is the level of net income of the bank and holding company, and the level of tax-exempt income on securities, which was $770,000, $703,000; $498,000; $291,000, and $269,000 for the years 2004, 2003, 2002, 2001, and 2000, respectively. The Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes” requiring a liability approach to accounting for income taxes as opposed to a deferred approach. The liability approach places emphasis on the accuracy of the balance sheet while the deferred approach emphasizes the income statement. Under the liability approach, deferred taxes are computed based on the tax rates in effect for the periods in which temporary differences are expected to reverse. An annual adjustment of the deferred tax liability or asset is made for any subsequent change in tax rates.

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

Liquidity and Interest Rate Sensitivity Management Management utilizes several tools currently available to monitor and ensure that liquid funds are available to satisfy the normal loan and deposit needs of its customers while taking advantage of investment opportunities as they arise in order to maintain consistent growth and interest income. Cash and due from banks, marketable investment securities with maximum one-year maturities, and federal funds sold are the principal components of asset liquidity. The “Interest Rate Sensitivity” table indicates that the Bank is in a liability sensitive position which is more beneficial in a period of declining interest rates since liabilities can be re-priced at lower rates. In periods of rising interest rates, interest sensitive assets are more favorable since they allow adjustment of interest sensitive assets prior to maturing interest sensitive liabilities.

Interest Rate Sensitivity

	December 31, 2004			Repricing or Maturing
In thousands, except ratios	Within 3 Months	Over 3 Months to 1 Year	Over 1 Year to 2 Years	After 2 Years	Total
Loans	$7,314	$14,913	$8,453	$48,975	$79,655
Investment securities	3,876	9,549	5,606	34,718	53,749
Other earning assets	—	—	—
Other assets	—	—	—	14,887	14,887

Total assets	$11,190	$24,462	$14,059	$98,580	148,291

Noninterest-bearing deposits				$14,259	$14,259
Interest-bearing deposits	$13,869	$19,492	$20,788	32,802	86,951
Borrowed funds	11,621	1,810	0	19,077	32,508
Other liabilities and equity	—	—	—	14,573	14,573

Total liabilities and equity	$25,490	$21,302	$20,788	$80,711	$148,291

Gap*	$(14,300)	$3,160	$(6,729)	$17,869
Cumulative gap	(14,300)	(11,140)	(17,869)
Cumulative gap as a percent of total assets	(9.64)%	(7.51)%	(12.05)%	0.00%

	December 31, 2003			Repricing or Maturing
In thousands, except ratios	Within 3 Months	Over 3 Months to 1 Year	Over 1 Year to 2 Years	After 2 Years	Total
Loans	$9,419	$14,474	$8,384	$54,745	$87,022
Investment securities	4,597	7,717	6,005	29,349	47,668
Other earning assets	—	—	—
Other assets	—	—	—	14,374	14,374

Total assets	$14,016	$22,191	$14,389	$98,468	149,064

Noninterest-bearing deposits				$13,116	$13,116
Interest-bearing deposits	$13,036	$22,843	$19,713	33,760	89,352
Borrowed funds	9,472	—	0	22,728	32,200
Other liabilities and equity	—	—	—	14,396	14,396

Total liabilities and equity	$22,508	$22,843	$19,713	$84,000	$149,064

Gap*	$(8,492)	$(652)	$(5,324)	$14,468
Cumulative gap	(8,492)	(9,144)	(14,468)
Cumulative gap as a percent of total assets	(5.70)%	(6.13)%	(9.71)%	0.00%

ITEM 7 FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

FC Banc Corp.

We have audited the accompanying consolidated balance sheet of FC Banc Corp. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FC Banc Corp. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years then ended in conformity with U.S. generally accepted accounting principles.

DRAFT

Wexford, PA

February 11, 2005

FC BANC CORP.

CONSOLIDATED BALANCE SHEET

	December 31,
	2004	2003
	(Dollars in thousands)
		(as restated)
ASSETS
Cash and due from banks	$3,584	$3,936
Investment securities available for sale	53,749	47,668
Loans	79,655	87,022
Less allowance for loan losses	966	1,194

Net loans	78,689	85,828
Premises and equipment	6,698	6,746
Bank-owned life insurance	3,001	2,874
Accrued interest and other assets	2,570	2,012

TOTAL ASSETS	$148,291	$149,064

LIABILITIES
Deposits:
Noninterest-bearing	$14,259	$13,116
Interest-bearing demand	13,795	15,388
Savings	15,093	15,031
Money market	13,236	9,389
Time	44,827	49,544

Total deposits	101,210	102,468

Short-term borrowings	11,621	8,472
Other borrowings	20,887	23,728
Accrued interest and other liabilities	1,305	1,332

TOTAL LIABILITIES	135,023	136,000

STOCKHOLDERS’ EQUITY
Preferred stock of $25 par value; 750 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value; 4,000,000 shares authorized, 665,632 shares issued	832	832
Additional paid-in capital	1,358	1,361
Retained earnings	13,269	13,025
Accumulated other comprehensive income	5	116
Treasury stock, at cost (86,800 and 89,983 shares)	(2,196)	(2,270)

TOTAL STOCKHOLDERS’ EQUITY	13,268	13,064

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$148,291	$149,064

See accompanying notes to consolidated financial statements.

FC BANC CORP.

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
		(as restated)	(as restated)
INTEREST INCOME
Interest and fees on loans	$4,907	$5,216	$5,050
Federal funds sold	18	8	19
Investment securities:
Taxable	1,367	1,254	1,439
Exempt from federal income tax	770	703	498

Total interest income	7,062	7,181	7,006

INTEREST EXPENSE
Deposits	1,774	1,871	1,918
Short-term borrowings	113	64	87
Other borrowings	839	911	430

Total interest expense	2,726	2,846	2,435

NET INTEREST INCOME	4,336	4,335	4,571

Provision (recovery) for loan losses	90	50	(275)

NET INTEREST INCOME AFTER PROVISION (RECOVERY) FOR LOAN LOSSES	4,246	4,285	4,846

NONINTEREST INCOME
Service charges on deposit accounts	673	655	532
Investment securities gains, net	56	436	37
Bank-owned life insurance earnings	127	117	161
Gain on sale of premises and equipment	—	88	—
Other income	349	312	154

Total noninterest income	1,205	1,608	884

NONINTEREST EXPENSE
Salaries and employee benefits	2,175	2,175	2,338
Net occupancy and equipment expenses	774	773	670
Professional fees	283	320	249
State franchise tax	171	166	155
Data processing	418	264	214
Other expense	899	892	975

Total noninterest expense	4,720	4,590	4,601

Income before income taxes	731	1,303	1,129
Income taxes	48	166	145

NET INCOME	$683	$1,137	$984

EARNINGS PER SHARE
Basic	$1.18	$1.98	$1.70
Diluted	1.17	1.97	1.70

See accompanying notes to consolidated financial statements.

FC BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Comprehensive Income
	(Dollars in thousands)
Balance, December 31, 2001	$832	$1,366	$11,793	$109	$(1,921)	$12,179
Restatment	—	—	(87)	—	—	(87)

Balance, December 31, 2001 (as restated)	832	1,366	11,706	109	(1,921)	12,092
Net income (as restated)			984			984	$984
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of reclassification adjustment, net of taxes of $220				427		427	427

Comprehensive income (as restated)							$1,411

Cash dividends ($.66 per share)			(382)			(382)
Purchase of treasury stock					(406)	(406)
Exercise of stock options (1,600 shares)		(2)			40	38

Balance, December 31, 2002 (as restated)	832	1,364	12,308	536	(2,287)	12,753

Net income (as restated)			1,137			1,137	$1,137
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of reclassification adjustment, net of tax benefit of $216				(420)		(420)	(420)

Comprehensive income (as restated)							$717

Cash dividends ($.73 per share)			(420)			(420)
Purchase of treasury stock					(108)	(108)
Exercise of stock options (4,940 shares)		(3)			125	122

Balance, December 31, 2003 (as restated)	832	1,361	13,025	116	(2,270)	13,064

Net income			683			683	$683
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of reclassification adjustment, net of tax benefit of $57				(111)		(111)	(111)

Comprehensive income							$572

Cash dividends ($.76 per share)			(439)			(439)
Purchase of treasury stock					(31)	(31)
Exercise of stock options (4,200 shares)		(3)			105	102

Balance, December 31, 2004	$832	$1,358	$13,269	$5	$(2,196)	$13,268

	2004	2003	2002
Components of comprehensive income (loss):
Change in net unrealized gain (loss) on investments available for sale	$(74)	$(132)	$451
Realized gains included in net income, net of taxes of $19, $148, and $13	(37)	(288)	(24)

Total	$(111)	$(420)	$427

See accompanying notes to consolidated financial statements.

FC BANC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
		(as restated)	(as restated)
OPERATING ACTIVITIES
Net income	$683	$1,137	$984
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	90	50	(275)
Investment securities gains, net	(56)	(436)	(37)
Gain on sale of premises and equipment	—	(88)	—
Depreciation, amortization, and accretion	762	1,093	477
Deferred income taxes	(41)	(68)	43
Decrease (increase) in accrued interest receivable	18	(43)	5
Increase (decrease) in accrued interest payable	(154)	(11)	3
Earnings on bank-owned life insurance	(127)	(117)	(161)
Other, net	(260)	593	(130)

Net cash provided by operating activities	915	2,110	909

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	19,098	19,637	16,177
Purchases	(32,577)	(41,296)	(36,749)
Proceeds from sales	6,918	18,146	10,045
Decrease (increase) in loans, net	7,071	(15,413)	(10,660)
Purchases of premises and equipment	(396)	(176)	(2,755)
Sale of premises and equipment	—	133	—
Purchase of regulatory stock	(63)	(34)	(462)

Net cash (used for) provided by investing activities	51	(19,003)	(24,404)

FINANCING ACTIVITIES
Increase (decrease) in deposits, net	(1,258)	5,456	11,259
Increase in short-term borrowings, net	3,149	3,995	392
Proceeds from other borrowings	—	9,000	10,847
Repayments of other borrowings	(2,841)	(2,041)	(87)
Purchases of treasury stock	(31)	(108)	(406)
Proceeds from stock option exercises	102	122	38
Cash dividends	(439)	(420)	(382)

Net cash (used for) provided by financing activities	(1,318)	16,004	21,661

Decrease in cash and cash equivalents	(352)	(889)	(1,834)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,936	4,825	6,659

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,584	$3,936	$4,825

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$2,880	$2,857	$2,432
Income taxes	—	—	184

See accompanying notes to consolidated financial statements.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accounting principles followed by the Company and the methods of applying these principles conform with U.S. generally accepted accounting practices and with general practice within the banking industry. Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date and revenues and expenses for that period. Actual results could differ from those estimates.

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

Common stock of the Federal Home Loan Bank (the “FHLB”), Federal Reserve Bank, and Great Lakes Bankers Bank represent ownership in institutions which are wholly owned by other financial institutions. These equity securities are accounted for at cost and are included in other assets.

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

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is principally computed on the straight-line method over the estimated useful lives of the related assets, which range from 3 to 10 years for furniture, fixtures, and equipment and 25 to 50 years for building premises. Leasehold improvements are amortized over the shorter of their estimated useful lives or their respective lease terms, which range from 7 to 15 years. Expenditures for maintenance and repairs are charged against income as incurred. Costs of major additions and improvements are capitalized.

Bank-Owned Life Insurance (BOLI)

The Bank has purchased life insurance policies on certain key employees. BOLI is recorded at its cash surrender value, or the amount that can be realized.

Postretirement Benefits

The Company maintains a noncontributory defined postretirement plan covering all employees. The plan provides a level of life and health insurance to retirees which is based on their annual compensation prior to retirement.

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

Earnings Per Share

The Company provides dual presentation of basic and diluted earnings per share. Basic earnings per share are calculated utilizing net income as reported in the numerator and average shares outstanding in the denominator. The computation of diluted earnings per share differs in that the dilutive effects of any stock options, warrants, and convertible securities are adjusted in the denominator.

Stock Options

The Company maintains a stock option plan for key officers, employees, and nonemployee directors. The Company accounts for the plan under provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under this opinion, no compensation expense has been recognized with respect to the plan because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the grant date.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options (Continued)

Had compensation expense for the stock option plans been recognized in accordance with the fair value accounting provisions of FAS No. 123, Accounting for Stock-Based Compensation, net income applicable to common stock and basic and diluted net income per common share for the year ended December 31 would have been as follows:

	2004	2003	2002
		(as restated)	(as restated)
Net income as reported	$683	$1,137	$984
Less pro forma expense related to options	19	39	39

Pro forma net income	$664	$1,098	$945

Basic net income per common share:
As reported	$1.18	$1.98	$1.70
Pro forma	1.15	1.91	1.63
Diluted net income per common share:
As reported	$1.17	$1.97	$1.70
Pro forma	1.14	1.90	1.63

For purposes of computing pro forma results, the Company estimated the fair values of stock options using the Black-Scholes option-pricing model. The model requires the use of subjective assumptions that can materially affect fair value estimates. Therefore, the pro forma results are estimates of results of operations as if compensation expense had been recognized for the stock option plans. The fair value of each stock option granted was estimated using the following weighted-average assumptions:

Grant Year	Expected Dividend Yield	Risk-Free Interest Rate	Expected Volatility	Remaining Expected Life (in years)
1997	1.10%	6.89%	6.41%	9.32
1998	1.05%	5.77%	27.00%	9.18
1999	1.02%	5.17%	15.25%	9.24
2000	1.02%	6.75%	5.56%	9.05
2001	1.03%	5.37%	3.59%	9.51
2002	1.03%	4.05%	16.50%	9.89
2004	1.03%	4.08%	26.53%	9.13

Cash Flow Information

The Company has defined cash and cash equivalents as those amounts included in the Consolidated Balance Sheet caption “Cash and due from banks.”

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 123 (Revised 2004), Share-Based Payment. The statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. FAS No. 123 (Revised 2004) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will adopt FAS No. 123 (Revised 2004) on January 1, 2006, and is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

In October 2003, the American Institute of Certified Public Accountants issued SOP 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer. SOP 03-3 applies to a loan that is acquired where it is probable, at acquisition, that a transferee will be unable to collect all contractually required payments receivable. SOP 03-3 requires the recognition, as accretable yield, the excess of all cash flows expected at acquisition over the investor’s initial investment in the loan as interest income on a level-yield basis over the life of the loan. The amount by which the loan’s contractually required payments exceed the amount of its expected cash flows at acquisition may not be recognized as an adjustment to yield, a loss accrual, or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. The adoption of SOP 03-3 is not expected to have a material impact on the consolidated financial statements.

Effect of Restatement

The consolidated retained earnings as presented for the fiscal year ended December 31, 2001, have been restated by $83, net of tax, to reflect the correction of an error for the method of accounting for an indexed postretirement benefit on the behalf of a former senior executive officer. The third-party administrator recently informed the Company that the banking regulatory authorities had determined that their method of accruing for future benefits under the plan was not in accordance with current accounting standards. The Company, in previous periods, has relied on the third-party information to accrue an annual expense in relation to the plan.

An additional adjustment related to the correction of an error in the calculation of the interest due on certain adjustable rate certificates of deposit held in Individual Retirement Accounts was recorded. The Bank recently discovered that the interest rate paid on the affected accounts had fallen below the established contractual rate floor on the accounts. The Bank has notified the customers of the error and has made full restitution to all affected customers. As a result of the restatement, retained earnings for the fiscal year ended December 31, 2001, have been decreased by $4, and net income was decreased by $68 for both periods ended December 31, 2003 and 2002. Additionally, for each of the periods ended December 31, 2003 and 2002, basic earnings per share have been decreased by $.12 per basic share, and diluted earnings per share have been decreased by $.12 and $.11, respectively.

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

	2004	2003	2002
Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	578,381	574,954	579,444

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	3,306	2,335	871

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	581,687	577,289	580,315

Options to purchase 14,500 shares of common stock at prices from $28 to $28.50, as of December 31, 2002, were not included in the computation of diluted earnings per share because to do so would have been antidilutive. There were no antidilutive shares as of December 31, 2004 and 2003.

3.	INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated market values of securities available for sale are as follows:

	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agency securities	$17,678	$17	$(121)	$17,574
Obligations of states and political subdivisions	12,585	211	(29)	12,767
Mortgage-backed securities	23,470	83	(153)	23,400

Total debt securities	53,733	311	(303)	53,741
Equity securities	8	—	—	8

Total	$53,741	$311	$(303)	$53,749

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. government agency securities	$7,770	$36	$(12)	$7,794
Obligations of states and political subdivisions	20,012	329	(149)	20,192
Mortgage-backed securities	19,702	91	(119)	19,674

Total debt securities	47,484	456	(280)	47,660
Equity securities	8	—	—	8

Total	$47,492	$456	$(280)	$47,668

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2004.

	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses
U.S. government agency securities	$9,897	$119	$496	$2	$10,393	$121
Obligations of states and political subdivisions	318	9	2,476	20	2,794	29
Mortgage-backed securities	7,129	58	7,698	95	14,827	153

Total	$17,344	$186	$10,670	$117	$28,014	$303

3.	INVESTMENT SECURITIES AVAILABLE FOR SALE (Continued)

The policy of the Company is to recognize an other-than-temporary impairment of equity securities where the fair value has been significantly below cost for three consecutive quarters. For fixed maturity investments with unrealized losses due to interest rates where the Company has the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery, declines in value below cost are not assumed to be other than temporary. The Company reviews its position quarterly and has asserted that at December 31, 2004, the declines outlined in the above table represent temporary declines and the Company does have the intent and ability either to hold those securities to maturity or to allow a market recovery.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes, sector credit changes, or Company-specific rating changes that are not expected to result in the noncollection of principal and interest during the period.

The amortized cost and estimated market value of debt securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Market Value
Due after one year through five years	$4,600	$4,599
Due after five years through ten years	21,065	21,003
Due after ten years	28,068	28,139

Total	$53,733	$53,741

Investment securities with a carrying value of $24,345 and $22,609 at December 31, 2004 and 2003, respectively, were pledged to secure deposits and other purposes as required by law.

The following is a summary of proceeds received, gross gains, and gross losses realized on the sale of investment securities available for sale for the years ended December 31.

	2004	2003	2002
Proceeds from sales	$6,918	$18,146	$10,045
Gross gains	87	448	63
Gross losses	31	12	26

4.	LOANS

Major classifications of loans are summarized as follows:

	2004	2003
Loans secured by real estate:
Residential	$35,219	$43,908
Commercial	23,908	23,514
Construction	1,259	2,021
Commercial, financial, and agricultural	14,188	11,045
Consumer	5,081	6,534

	79,655	87,022
Less allowance for loan losses	966	1,194

Net loans	$78,689	$85,828

Changes in the allowance for loan losses for the years ended December 31 are as follows:

	2004	2003	2002
Balance, January 1	$1,194	$1,213	$1,499
Add:
Provisions charged to operations	90	50	(275)
Recoveries	27	18	14
Less loans charged off	(345)	(87)	(25)

Balance, December 31	$966	$1,194	$1,213

The Company grants residential, commercial, and consumer loans to customers throughout its trade area, which is concentrated in Crawford, Knox, and Morrow counties in Ohio. Although the Company has a diversified loan portfolio at December 31, 2004 and 2003, a substantial portion of its debtors’ ability to honor their loan agreements is dependent upon the economic stability of its immediate trade area.

Certain directors and executive officers of the Company, members of their immediate families, and companies in which they are principal owners (i.e., at least 10 percent) were indebted to the Company at December 31, 2004 and 2003. A summary of the activity on the related party loans to certain directors and executive officers and their related companies and immediate families consists of the following:

2003	Advances	Repayments	2004
$2,486	$284	$210	$2,560

5.	PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows:

	2004	2003
Land and land improvements	$808	$799
Building and leasehold improvements	5,841	5,578
Furniture, fixtures, and equipment	1,992	1,868

	8,641	8,245
Less accumulated depreciation	1,943	1,499

Total	$6,698	$6,746

Depreciation charged to operations was $444 in 2004, $408 in 2003, and $308 in 2002.

6.	DEPOSITS

Time deposits at December 31, 2004, mature $26,517, $12,073, $3,558, $1,767, and $912 during 2005, 2006, 2007, 2008, and 2009, respectively.

Time deposits include certificates of deposit in denominations of $100,000 or more. Such deposits aggregated $11,526 and $14,217 at December 31, 2004 and 2003, respectively.

Maturities on time deposits of $100,000 or more at December 31, 2004, are as follows:

Within three months	$5,812
Beyond three but within six months	1,886
Beyond six but within twelve months	454
Beyond one year	3,374

Total	$11,526

7.	SHORT-TERM BORROWINGS

The outstanding balances and related information of short-term borrowings, which includes federal funds purchased and securities sold under agreements to repurchase, are summarized as follows:

	2004	2003
Balance at year-end	$11,621	$8,472
Average balance outstanding	11,070	6,019
Maximum month-end balance	14,474	9,971
Weighted-average rate at year-end	1.90%	0.97%
Weighted-average rate during the year	1.02%	1.06%

Average balances outstanding during the year represent daily average balances, and average interest rates represent interest expense divided by the related average balance.

8.	OTHER BORROWINGS

The following table sets forth information concerning other borrowings with the FHLB:

	Maturity range		Weighted- average interest rate	Stated interest rate range		At December 31,
Description	from	to		from	to	2004	2003
Mortgage match	11/01/11	11/01/11	4.99%	4.99%	4.99%	$127	$221
Convertible	04/23/07	01/28/13	4.15	3.51	4.57	13,000	13,000
Convertible amortizing	04/01/08	04/01/08	2.38	2.38	2.38	3,399	4,367
Fixed rate	03/21/06	12/11/07	4.52	3.68	5.47	2,000	3,000
CMP advances	08/01/07	02/01/08	3.15	2.69	3.48	2,361	3,139

						20,887	23,727
Note payable						—	1

						$20,887	$23,728

Maturities of other borrowings at December 31, 2004, are summarized as follows:

Year Ending December 31,	Amount	Weighted- Average Rate
2005	$1,810	2.76%
2006	2,861	3.67
2007	7,730	4.03
2008	424	2.53
2009	20	4.99
2010 and after	8,042	3.89

	$20,887	3.79%

8.	OTHER BORROWINGS (Continued)

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

Borrowing capacity consists of credit arrangements with the FHLB of Cincinnati. FHLB borrowings are subject to annual renewal, incur no service charges, and are secured by a blanket security agreement on certain investment and mortgage-backed securities, outstanding residential mortgages, and the Bank’s investment in FHLB stock. As of December 31, 2004, the Bank’s maximum borrowing capacity with the FHLB was approximately $21,489.

9.	INCOME TAXES

The provision for federal income taxes consists of:

	2004	2003	2002
		(as restated)	(as restated)
Current payable	$89	$234	$102
Deferred	(98)	(68)	43
Valuation allowance adjustment	57	—	—

Total provision	$48	$166	$145

The tax effects of deductible and taxable temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2004	2003
		(as restated)
Deferred tax assets
Allowance for loan losses	$4	$81
Accrued expenses and employee benefits	298	274
AMT credit carryover	186	143
NOL carryover	129	—

Gross deferred tax assets	617	498
Valuation allowance	(57)	—

Net deferred tax assets	560	498

Deferred tax liabilities:
Unrealized gain on available-for-sale securities	3	60
Premises and equipment	122	132
Other	83	52

Deferred tax liabilities	208	244

Net deferred tax assets	$352	$254

9.	INCOME TAXES (Continued)

The reconciliation between the federal statutory rate and the Company’s effective consolidated income tax rate is as follows:

	2004		2003		2002
			(as restated)		(as restated)
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Provision at statutory rate	$248	34.0%	$443	34.0%	$384	34.0%
Tax-exempt interest	(253)	(34.6)	(232)	(17.8)	(172)	(15.2)
Life insurance income	(43)	(5.9)	(44)	(3.4)	(55)	(4.9)
Valuation allowance adjustment	57	7.8	—	—	—	—
Other	39	5.3	(1)	(0.1)	(12)	(1.1)

Actual tax expense and effective rate	$48	6.6%	$166	12.7%	$145	12.8%

10.	EMPLOYEE BENEFITS

Savings Plan

The Bank maintains a 401(k) retirement savings plan, with all employees eligible for inclusion in the plan. Participants may make salary savings contributions up to 15 percent of their compensation, a portion of which will be matched by the Bank. Additional contributions to the plan may be made at the discretion of the Board of Directors based upon earnings of the Bank. Contributions by the Bank charged to operations were $33, $63 and $41 for the years ended December 31, 2004, 2003, and 2002, respectively.

10.	EMPLOYEE BENEFITS (Continued)

Directors Retirement

The Company maintains a directors retirement plan which provides that any director with 15 years of continuous service will receive an annual retirement benefit equal to that director’s board fees in the year before retirement. The annual retirement benefit will be paid for 15 years. The plan has been amended to provide for pro rata benefits for any director who is unable to satisfy the 15 years of continuous service requirement due to the mandatory director’s retirement provision upon reaching 70 years of age. The Bank has purchased individual life insurance contracts with respect to this program. The Bank is the owner and beneficiary of the insurance contracts. The expense charged to operations was $52 in 2004, $40 in 2003, and $30 in 2002.

Executive Compensation

The Company and the Bank entered into an Amended and Restated Salary Continuation Agreement dated July 10, 2001, with a former president. The former president was dismissed on February 19, 2002. The agreement provided that a benefit be paid for 15 years once he reaches normal retirement age of 65 if his employment is terminated before he attains the age of 65. The former president is entitled to an early termination retirement benefit of $47,000 per year when he attains normal retirement age. The Company has recorded an accrual of $216,000 that represents the estimated present value (using a discount rate of 8 percent) of the total future distributions. The Company has purchased an individual life insurance contract with respect to the retirement portion of this program. The Company is the owner and beneficiary of the insurance contract. The former president is a general creditor of the Company with respect to this retirement benefit. The expense charged to operations was $40 in 2004, $16 in 2003, and $51 in 2002.

Additionally, the Agreement provided a benefit to be paid upon the early termination of the former president. During 2002, the Company paid $291 to the former president under the terms of this agreement.

Postretirement Benefits

The Bank sponsors a noncontributory postretirement plan providing health care coverage. The Bank’s funding policy is to contribute as billed with their normal health care plan. For 2004, 2003, and 2002, the aggregate contributions were $40, $28, and $28, respectively.

The following table sets forth the plan’s funded status at December 31, 2004 and 2003:

	2004	2003
Accumulated postretirement benefit obligation:
Retirees	$389	$433
Other active plan participants	—	67

Total	389	500
Plan assets at fair value	—	—

Accumulated postretirement benefit obligation in excess of plan assets	389	500
Prior service cost not yet recognized in net periodic postretirement benefit cost	(159)	(221)
Unrecognized net gain (loss) from past experience different from that assumed and effects of any changes in assumptions	(15)	41
Unrecognized transition obligation, net of amortization	—	(96)

Accrued postretirement cost	$215	$224

10.	EMPLOYEE BENEFITS (Continued)

Postretirement Benefits (Continued)

Postretirement expense for 2004, 2003, and 2002 includes the following components:

	2004	2003	2002
Service cost	$—	$7	$6
Interest cost	19	34	19
Amortization of transition obligation	—	9	9
Amortization of prior service cost	12	16	—

Total	$31	$66	$34

For measurement purposes 10 percent and 10 percent annual rates of increase in the per capita of covered health care benefits for those under and over 65, respectively, were assumed for 2004 and 2003. The rates were assumed to decrease gradually to 6 percent at 2014 and remain at that level thereafter.

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 5.5 percent in 2004 and 6 percent in 2003.

Stock Option Plan

The Company has a fixed director and employee stock-based compensation plan. Under the plan, the Company may grant options for up to 65,004 shares of common stock. The exercise price for the purchase of shares subject to a stock option may not be less than 100 percent of the fair market value of the shares covered by the option on the date of the grant. The term of stock options will not exceed ten years from the date of grant. Vesting occurs at 20 percent per year of service.

The following table presents share data related to the outstanding options:

	2004	Weighted- Average Exercise Price	2003	Weighted- Average Exercise Price
Outstanding, January 1	34,620	$24.55	39,560	$23.69
Granted	3,700	29.00	—	26.25
Exercised	(4,200)	22.04	(4,940)	22.00
Forfeited	(2,400)	26.53	—	22.54

Outstanding, December 31	31,720	$24.91	34,620	$24.55

Exercisable at year-end	27,244	$24.53	27,872	$23.93

10.	EMPLOYEE BENEFITS (Continued)

Stock Option Plan (Continued)

The following table summarizes the characteristics of stock options at December 31, 2004:

		Outstanding			Exercisable
Grant Date	Exercise Price	Shares	Contractual Average Life	Average Exercise Price	Shares	Average Exercise Price
04/23/97	$22.00	3,600	2.30	$22.00	3,600	$22.00
03/03/98	22.00	8,060	3.16	22.00	8,060	22.00
03/24/99	28.00	12,700	4.22	28.00	12,700	28.00
01/18/00	28.50	1,800	5.04	28.50	1,440	28.50
07/01/01	22.40	500	6.50	22.40	300	22.40
11/19/02	26.25	2,860	7.88	26.25	1,144	26.25
02/17/04	29.00	2,200	9.13	29.00	—	—

		31,720		24.91	27,244	24.53

11.	COMMITMENTS

In the normal course of business, there are various outstanding commitments and certain contingent liabilities which are not reflected in the accompanying consolidated financial statements. These commitments and contingent liabilities represent financial instruments with off-balance sheet risk. The contract or notional amounts of those instruments reflect the extent of involvement in particular types of financial instruments which comprised the following:

	2004	2003
Commitments to extend credit	$5,520	$4,768
Standby letters of credit	10	85

Total	$5,530	$4,853

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

Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The required reserve at December 31, 2004 and 2003 was $520 and $833, respectively.

Loans

Federal law prevents the Company from borrowing from the Bank unless the loans are secured by specific obligations. Further, such secured loans are limited in amount of 10 percent of the Bank’s common stock and capital surplus.

Dividends

The Bank is subject to a dividend restriction that generally limits the amount of dividends that can be paid by an Ohio state-chartered bank. Under the Ohio Banking Code, cash dividends may not exceed net profits as defined for that year combined with retained net profits for the two preceding years less any required transfers to surplus. Under this formula, the amount available for payment of dividends in 2005 is $1,055 plus 2005 profits retained up to the date of the dividend declaration.

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

As of December 31, 2004 and 2003, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk-based, Tier I risk-based, and Tier I Leverage capital ratios must be at least 10 percent, 6 percent, and 5 percent, respectively.

13.	REGULATORY CAPITAL (Continued)

The Company’s actual capital ratios are presented in the following table that shows the Company met all regulatory capital requirements. The capital position of the Bank does not differ significantly from the Company’s.

	2004		2003
			(as restated)
	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)

Actual	$14,222	15.89%	$14,142	14.82%
For Capital Adequacy Purposes	7,159	8.00	7,636	8.00
To Be Well Capitalized	8,949	10.00	9,545	10.00

Tier I Capital (to Risk-Weighted Assets)

Actual	$13,256	14.81%	$12,948	13.57%
For Capital Adequacy Purposes	3,579	4.00	3,818	4.00
To Be Well Capitalized	5,369	6.00	5,727	6.00

Tier I Capital (to Average Assets)

Actual	$13,256	8.85%	$12,948	8.51%
For Capital Adequacy Purposes	5,992	4.00	6,087	4.00
To Be Well Capitalized	7,490	5.00	7,609	5.00

14.	FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company’s financial instruments at December 31 is as follows:

	2004		2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and due from banks	$3,584	$3,584	$3,936	$3,936
Investment securities available for sale	53,749	53,749	47,668	47,668
Net loans	78,689	80,264	85,828	87,983
Bank-owned life insurance	3,001	3,001	2,874	2,874
Regulatory stock	1,011	1,011	948	948
Accrued interest receivable	821	821	839	839
Mortgage servicing rights	68	68	—	—

Financial liabilities:
Deposits	$101,210	$102,331	$102,468	$103,694
Short-term borrowings	11,621	11,621	8,472	8,472
Other borrowings	20,887	21,493	23,728	24,386
Accrued interest payable	109	109	263	263

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

Investment Securities

The fair value of investment securities available for sale is equal to the available quoted market price. If no quoted market price is available, fair value is estimated using the quoted market price for similar securities.

Loans, Mortgage Servicing Rights, Deposits, and Other Borrowings

The fair value of loans, mortgage servicing rights, certificates of deposit, and other borrowings is estimated by discounting the future cash flows using a simulation model which estimates future cash flows and constructs discount rates that consider reinvestment opportunities, operating expenses, noninterest income, credit quality, and prepayment risk. Demand, savings, and money market deposit accounts are valued at the amount payable on demand as of year-end.

Commitments to Extend Credit

These financial instruments are generally not subject to sale, and estimated fair values are not readily available. The carrying value, represented by the net deferred fee arising from the unrecognized commitment or letter of credit, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, ,are not considered material for disclosure. The contractual amounts of unfunded commitments and letters of credit are presented in Note 11.

15.	PARENT COMPANY

Following are condensed financial statements for the Company.

CONDENSED BALANCE SHEET

	December 31,
	2004	2003
		(as restated)
ASSETS
Cash and due from banks	$29	$41
Investment securities available for sale	8	8
Investment in subsidiary bank	13,169	12,995
Other assets	68	22

TOTAL ASSETS	$13,274	$13,066

TOTAL LIABILITIES	$6	$2

STOCKHOLDERS’ EQUITY	13,268	13,064

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,274	$13,066

CONDENSED STATEMENT OF INCOME

	Year Ended December 31,
	2004	2003	2002
		(as restated)	(as restated)
INCOME
Dividends from subsidiary bank	$445	$438	$771
Dividend income	—	1	3
Investment securities gains, net	—	24	7
Other income	1	1	2

Total income	446	464	783

EXPENSES
Professional fees	72	95	78
Other	13	20	15

Total expenses	85	115	93

Income before tax benefit and equity in undistributed net income of subsidiary	361	349	690
Income tax benefit	27	28	23
Equity in undistributed net income of subsidiary	295	760	271

NET INCOME	$683	$1,137	$984

15.	PARENT COMPANY (Continued)

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
		(as restated)	(as restated)
OPERATING ACTIVITIES
Net income	$683	$1,137	$984
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	(295)	(760)	(271)
Investment securities gains, net	—	(24)	(7)
Other	(32)	(34)	45

Net cash provided by operating activities	356	319	751

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	—	73	22

Net cash provided by investing activities	—	73	22

FINANCING ACTIVITIES
Purchase of treasury stock	(31)	(108)	(406)
Proceeds from stock option exercise	102	122	38
Cash dividends	(439)	(420)	(382)

Net cash used for financing activities	(368)	(406)	(750)

Increase (decrease) in cash	(12)	(14)	23

CASH AT BEGINNING OF YEAR	41	55	32

CASH AT END OF YEAR	$29	$41	$55

16.	QUARTERLY DATA (unaudited)

	Three Months Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Total interest income	$1,779	$1,717	$1,808	$1,758
Total interest expense	655	656	729	686

Net interest income	1,124	1,061	1,079	1,072
Provision for loan losses	—	50	25	15

Net interest income after provision for loan losses	1,124	1,011	1,054	1,057

Total noninterest income	275	296	371	263
Total noninterest expense	1,109	1,198	1,225	1,188

Income before income taxes	290	109	200	132
Income taxes	21	(23)	8	42

Net income	$269	$132	$192	$90

Per share data:
Net income
Basic	$0.47	$0.23	$0.34	$0.16
Diluted	0.46	0.19	0.33	0.15
Average shares outstanding
Basic	576,692	579,016	578,899	578,891
Diluted	580,409	581,758	580,925	583,093

16.	QUARTERLY DATA (unaudited) (Continued)

	Three Months Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
	(as restated)	(as restated)	(as restated)	(as restated)
Total interest income	$1,833	$1,780	$1,709	$1,859
Total interest expense	699	734	707	706

Net interest income	1,134	1,046	1,002	1,153
Provision for loan losses	—	50	—	—

Net interest income after provision for loan losses	1,134	996	1,002	1,153

Total noninterest income	322	347	416	523
Total noninterest expense	1,148	1,043	1,144	1,255

Income before income taxes	308	300	274	421
Income taxes	45	44	12	65

Net income	$263	$256	$262	$356

Per share data:
Net income
Basic	$0.46	$0.45	$0.46	$0.62
Diluted	0.46	0.44	0.45	0.61
Average shares outstanding
Basic	574,427	574,620	575,682	575,704
Diluted	576,932	576,142	577,346	579,172

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(Not Applicable)

ITEM 8A – Controls and Procedures

The Company, under the supervision, and with the participation, of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 9. Directors and Executive Officers of the Registrant

The information set forth under the caption FIRST PROPOSAL- ELECTION OF DIRECTORS, page 3 of the Proxy Statement of the Company and the information under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE on page 13 of the Proxy Statement filed March 25, 2005, with the United States Securities and Exchange Commission are incorporated by reference herein.

The Board of Directors has determined that the Company does not have an audit committee financial expert serving on its audit committee. However, the Board of Directors believes that each audit committee member has sufficient knowledge in financial and auditing matters to serve on the committee. At this time, the Board does not believe it is necessary to actively search for an outside person to serve on the Board who would qualify as a financial expert.

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

ITEM 10. Executive Compensation

The information required by this item is incorporated herein by reference to the section captioned “EXECUTIVE COMPENSATION” on pages 9 and 10 in the Proxy Statement of the Company filed March 25, 2005, with the United States Securities and Exchange Commission.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The information set forth under the caption “VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF” on page 2 of the Proxy Statement of the Company filed March 25, 2005, with the United States Securities and Exchange Commission is incorporated by reference herein.

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

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation Plans approved by Security holders	18,970 shares	$23.95 per share	46,214 shares
Equity compensation plans not approved by security holders	12,750 shares	$26.34 per share	None

Total	31,720 shares	$24.91 per share	46,214 shares

ITEM 12. Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” on pages 12 and 13 in the Proxy Statement of the Company filed March 25, 2005 with the United States Securities and Exchange Commission.

ITEM 13. Exhibits

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

Exhibit 10.1 Employment Agreement dated January 11, 2005, for Coleman J. Clougherty, President of Company and Chief Executive Officer of Bank, filed as Exhibit 10.1 to Form 8-K on March 9, 2005, and incorporated herein by reference.

Exhibit 10.2 The FC Banc Corp 1997 Stock Option Plan is incorporated herein by reference to the registrant’s proxy statement filed March 25, 2005 with the United States Securities and Exchange Commission.

Exhibit 10.3 Change of Control Agreement dated February 10, 2005, for Anne Spreng Ferris, employed as President of the Bank.

Exhibit 10.4 Change of Control Agreement dated August 9, 2004, for Bradley K. Brinkerhoff, employed as Vice President of the Bank.

Exhibit 10.5 Change of Control Agreement dated January 31, 2005 for Matthew C. Evans, employed as Vice President of the Bank.

Exhibit 10.6 Change of Control Agreement dated January 24, 2005 for Jeffrey A. Wise, employed as Vice President/Chief Financial Officer of the Bank.

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

Exhibit 31.2 CFO Certification Pursuant to Rule 13A-14(a)/15d-14(a) as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 CEO Certification Pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 CFO Certification Pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section captioned “INFORMATION CONCERNING INDEPENDENT ACCOUNTANTS” on page 11 of the Proxy Statement of the Company filed March 25, 2005, with the United States Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FC BANC CORP.

By:	/s/ COLEMAN J. CLOUGHERTY
Coleman J. Clougherty
President

Date March 29, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ COLEMAN J. CLOUGHERTY
Coleman J. Clougherty, President and Principle Executive Officer

Date March 29, 2005

/s/ ROBERT D. HORD	/s/ DAVID G. DOSTAL
Robert D. Hord	David G. Dostal
Chairman	Director
Date March 29, 2005	Date March 29, 2005

/s/ CHARLES W. KIMERLINE	/s/ PATRICK J. DROUHARD
Charles W. Kimerline	Patrick J. Drouhard
Director	Director
Date March 29, 2005	Date March 29, 2005

/s/ TERRY L. GERNERT	/s/ JOHN O. SPRENG, JR.
Terry L. Gernert	John O. Spreng, Jr.
Director	Director
Date March 29, 2005	Date March 29, 2005

/s/ SAMUEL J. HARVEY	/s/ COLEMAN J. CLOUGHERTY
Samuel J. Harvey	Coleman J. Clougherty
Director	President, Principal Executive
Officer and Director
Date March 29, 2005	Date March 29, 2005

/s/ JEFFREY A. WISE
Jeffrey A. Wise
Principal Financial and Accounting
Officer and Treasurer
Date March 29, 2005