Form 10QSB
period 2005-03-31
FC BANC CORP
filed 2005-04-27
CIK 893539

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of April 22, 2005, 579,040 shares of Common Stock of the Registrant were outstanding. There were no preferred shares outstanding.

Transitional Small Business Disclosure Format (Check One)    Yes  ☐    No  ☒

FC BANC CORP.

FORM 10-QSB

FC BANC CORP, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

	(Dollars in thousands)
	At March 31, 2005	At December 31, 2004
ASSETS
Cash and cash equivalents:
Cash and amounts due from banks	$3,636	$3,584
Federal Funds Sold	800	—

Total cash and cash equivalents	4,436	3,584
Investment securities, available-for-sale	65,906	53,749
Loans	80,125	79,655
Allowance for loan losses	(997)	(966)

Net Loans	79,128	78,689

Premises and equipment	6,592	6,698
Bank-owned life insurance	3,026	3,001
Accrued interest and other assets	3,146	2,570

TOTAL ASSETS	$162,234	$148,291

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$14,845	$14,259
Interest-bearing	86,565	86,951

Total deposits	101,410	101,210

Short-term borrowings	14,731	11,621
Other borrowings	30,439	20,887
Accrued interest and other liabilities	2,762	1,305

TOTAL LIABILITIES	149,342	135,023

SHAREHOLDERS’ EQUITY
Common shares, no par value; 4,000,000 shares authorized; 665,632 shares issued	832	832
Additional paid-in capital	1,358	1,358
Retained earnings	13,362	13,269
Treasury shares, at cost; 86,592 and 86,800	(2,190)	(2,196)
Accumulated other comprehensive income (loss)	(470)	5

TOTAL SHAREHOLDERS’ EQUITY	12,892	13,268

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$162,234	$148,291

See accompanying notes to unaudited consolidated financial statements

FC BANC CORP, INC.

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	(Dollars in thousands except earnings per share amounts)
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
INTEREST INCOME
Interest and fees on loans	$1,222	$1,291
Interest and dividends on investment securities	591	485
Interest on federal funds sold	4	3

TOTAL INTEREST INCOME	1,817	1,779

INTEREST EXPENSE
Interest on deposits	419	419
Interest on borrowed funds	295	236

TOTAL INTEREST EXPENSE	714	655

NET INTEREST INCOME	1,103	1,124
Provision for loan losses	35	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,068	1,124

OTHER INCOME
Service charges	145	150
Investment securities gains, net	121	—
Bank owned life insurance earnings	28	42
Other income	98	83

TOTAL OTHER INCOME	392	275

OTHER EXPENSES
Salaries and employee benefits	571	517
Net occupancy and equipment	184	199
Legal and professional fees	69	55
Data processing	106	103
State taxes	41	43
Other expenses	246	192

TOTAL OTHER EXPENSES	1,217	1,109

NET INCOME BEFORE FEDERAL INCOME TAX EXPENSE	243	290
Federal income tax expense	40	21

NET INCOME	$203	$269

EARNINGS PER SHARE:
Earnings per common share – basic	$0.38	$0.47
Earnings per common share – diluted	$0.38	$0.46

See accompanying notes to unaudited consolidated financial statements

FC BANC CORP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31
	2005	2004
	(dollars in thousands)
Net income	$203	$269

Other comprehensive income (loss):

Unrealized gain (losses) on available for sale securities	$(839)	$544
Less: Reclassification adjustment for gain included in net income	121	—

Other comprehensive gain (loss) before taxes	(718)	544

Income tax expense (benefit) related to other comprehensive income (loss)	(243)	185

Other comprehensive gain (loss)	(475)	359

Comprehensive income (loss)	$(272)	$628

See accompanying notes to the unaudited consolidated financial statements

FC BANC CORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY (Unaudited)

	Common Shares	Additional paid-in capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Total Shareholders Equity
	(Dollars in thousands, except per share data)
Balances at December 31, 2004	$832	$1,358	$13,269	$5	$(2,196)	$13,268

Net income			203			203
Other comprehensive loss:
Unrealized loss on available for sale Securities, net of reclassification Adjustment, net of tax benefit of $243				(475)		(475)
Comprehensive income
Cash dividends ($.19 per share)			(110)			(110)
Purchase of treasury stock
Exercise of Stock Options (225 shares)					(6)	(6)

Balances at March 31, 2005	$832	$1,358	$13,362	$(470)	$(2,190)	$12,892

See accompanying notes to unaudited consolidated financial statements

FC BANC CORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	(Dollars in thousands)
	Three Months Ended March 31 2005	Three Months Ended March 31 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$203	$269
Adjustments to reconcile net income to net cash Provided by operating activities:
Provision for loan losses	35	—
Investments gains, net	(121)	—
Originations from sale of loans	—	(11,864)
Proceeds from sale of loans	—	11,881
Gain from sale of loans	—	(17)
Depreciation, amortization, accretion, and deferred loan fees	122	274
Deferred income taxes	86	222
Net change in:
Accrued interest receivable	(84)	(5)
Accrued interest payable	(2)	(11)
Other assets	(348)	(325)
Other liabilities	1,458	50

Net cash provided by operating activities	1,349	474

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(21,138)	(2,549)
Proceeds from sales of securities	6,508	0
Proceeds from maturities and repayments of securities available-for-sale	1,862	2,587
Purchases of regulatory stock	(10)	(9)
Net increase in loans	474	9,867
Purchase of premises and equipment	(3)	(105)

Net cash (used for) provided by investing activities	(13,255)	9,791

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	200	405
Net increase in short-term borrowed funds	3,110	2,915
Proceeds from long-term FHLB advances	10,000	—
Repayments on borrowings	(448)	(1,440)
Purchase of treasury stock	—	(12)
Exercise of stock options	6	92
Cash dividends paid	(110)	(109)

Net cash provided by financing activities	12,758	1,851

NET INCREASE IN CASH AND CASH EQUIVALENTS	852	12,116
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,584	3,936

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,436	$16,052

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest	$713	$665
Cash paid during the period for income taxes	—	235

FC BANC CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share amounts)

March 31, 2005

NOTE 1. BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of FC Banc Corp.’s (“Company” or “Bancorp”) financial position as of March 31, 2005, and December 31, 2004, and the results of operations for the three months ended March 31, 2005 and 2004, and the cash flows for the three months ended March 31, 2005 and 2004. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Had compensation expense for the stock option plans been recognized in accordance with the fair value accounting provisions of FAS No. 123, Accounting for Stock-Based Compensation, net income applicable to common stock and basic and diluted net income per common share for the three months ended March 31, 2005 and 2004 would have been as follows:

	Three Months Ended
	2005	2004
Net income, as reported	$203	$269
Less proforma expense related to stock options	2	9

Proforma net income	$201	$260

Basic net income per common share:
As reported	$0.38	$0.47
Pro forma	0.35	0.45
Diluted net income per common share:
As reported	$0.38	$0.46
Pro forma	0.35	0.45

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

	Three Months Ended March 31,
	2005	2004
Weighted-average common shares outstanding used to calculate basic earnings per share	578,970	576,692

Additional common stock equivalents(stock options) used to calculate diluted earnings per share.	2,051	3,716

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	581,019	580,409

Options to purchase 7,275 shares of common stock outstanding as of the three months ended March 31, 2005 at prices from $28.50 to $31.00 were not included in the computation of diluted EPS because to do so would have been anti-dilutive. There were no options that were antidilutive as of March 31, 2004.

NOTE 3 RECENT ACCOUNTING PRONOUNCEMENTS

In April, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS No. 123R). The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. FAS No. 123 (Revised 2004) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will adopt FAS No. 123 (Revised 2004) on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

In December 2004, FASB issued FAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. FAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of FAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

NOTE 4 REGULATORY CAPITAL

The Company’s actual capital ratios are presented in the following table which shows the Company met all regulatory capital requirements. The capital position of the Bank does not differ significantly from the Company’s.

	2005		2004
	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)
Actual	$14,359	15.23%	$14,413	15.67%
For Capital Adequacy Purposes	7,542	8.00	7,358	8.00
To Be Well Capitalized	9,427	10.00	9,198	10.00

Tier I Capital (to Risk-weighted Assets)
Actual	$13,362	14.18%	$13,263	14.42%
For Capital Adequacy Purposes	3,771	4.00	3,679	4.00
To Be Well Capitalized	5,686	6.00	5,519	6.00

Tier I Capital (to Average Assets)
Actual	$13,362	8.78%	$13,263	8.89%
For Capital Adequacy Purposes	6,086	4.00	5,968	4.00
To Be Well Capitalized	7,608	5.00	7,460	5.00

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

The consolidated financial information presented herein has been prepared in conformity with U.S. generally accepted accounting principles (GAAP). In preparing consolidated financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from such estimates.

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

The Bank has four banking offices located in Crawford, Morrow and Knox Counties, Ohio. The primary market area of the Bank is North Central Ohio, which includes Crawford, Morrow, Knox and contiguous counties. The Banks main office is about 60 miles north of the state capital, Columbus, Ohio. Our Bank has various competition in all of the markets we serve. In Bucyrus, there are five other commercial banks. In both Cardington and Fredericktown, there are one. All of our markets are within a short distance to other markets that present another dozen or so competitors. In addition, there are no less than ten mortgages companies in each and every market we serve. In our direct markets, the Bank has approximately 20% market share of deposits. The economy of our markets is driven by several major components: Manufacturing, retail trade, governmental service, general service, and agricultural. Census date indicates a positive trend in our Morrow and Knox counties areas and a steady trend in Crawford County. The general economic conditions of all three of our markets is reflective of the State of Ohio and to a certain extent our national economy. Overall, the general outlook for the economy is cautiously optimistic. Moderate growth to stable conditions is seen, but in general the economy has not shown positive signs of a robust economy. The financial services industry is highly competitive. The Bank competes with financial services providers, such as banks, savings associations, credit unions, finance companies, mortgage banking companies, insurance companies, and money market and mutual fund companies. The Bank also faces increased competition from non-banking institutions such as brokerage houses and insurance companies, as well as from financial service subsidiaries of commercial and manufacturing companies. Many of these competitors enjoy the benefits of advanced technology, fewer regulatory constraints and lower cost structures.

FC BANC CORP.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(numbers in thousands except per share amounts)

Changes in Financial Condition

At March 31, 2005, the consolidated assets of the Company totaled $162.2 million, an increase of $13.9 million, or 9.37%, from $148.3 million at December 31, 2004. The increase in total assets resulted from growth in investment securities available for sale of $12.2 million, and other assets of $0.5 million.

Total cash and cash equivalents increased by $0.8 million to $4.4 million at March 31, 2005, compared to $3.6 million at December 31, 2004. The increase is in federal funds sold of $0.8 million was to cover short-term liquidity needs of the Bank.

Investment securities at March 31, 2005 increased by $12.2 million or 22.62% when compared to December 31, 2004. The increase was due to a return on equity enhancement strategy implemented in the first quarter. This strategy was implemented in order to take advantage of market opportunities. Investment securities and federal funds sold are consistently maintained at levels that will cover the short-term liquidity needs of the Bank. The Bank utilizes a number of outside sources to analyze, evaluate, and obtain advice relative to the management of its investment portfolio. The Bank does not invest in any one type of security over another. Funds allocated to the investment portfolio are constantly monitored by management to ensure that a proper ratio of liquidity and earnings is maintained.

Net loans receivable increased by $0.4 million, or 0.45%, to $79.1 million at March 31, 2005, compared to $78.7 million at December 31, 2004. The allowance for loan losses has stayed about the same as compared to December 31, 2004. The quality of our loan portfolio continues to be strong, as delinquencies continue to be below peer group.

Deposit liabilities increased by $0.2 million, or 0.20%, to $101.4 million at March 31, 2005, from $101.2 million at December 31, 2004. Non interest bearing checking accounts and time deposits increased by $0.6 million and $0.4 million, respectively. Money market accounts, savings accounts, and interest bearing checking accounts decreased by $0.2 million, $0.3 million, and $0.1 million, respectively. The growth in time deposits was due to promotions in the first quarter. Our strategy for 2005 is to continue to focus on obtaining lower cost deposits.

Short term borrowings increased by $3.1 million in the first quarter of 2005. This includes federal funds purchased and securities sold under agreements to repurchase. This increase was due to an increase in repurchase agreements.

Other borrowings increased by $9.5 million due to an increase in FHLB borrowings. This is the result of a return on equity enhancement strategy through the use of alternative sources of funds, typically borrowings. In using this strategy, the bank borrows funds and invests that money in mortgage backed securities with a similar average life. In the first quarter of 2005, the bank borrowed $10.0 million which was put into investments. Other purchases for this year have been offset by sales, maturities, and principle pay downs on mortgage back securities.

FC BANC CORP.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(numbers in thousands except per share amounts)

Total shareholders’ equity was $12.9 million at March 31, 2005 as compared to $13.3 million on December 31, 2004. During the first three months of 2005 shareholders equity decreased due to a decrease of $0.5 million in accumulated other comprehensive income and a shareholders dividend of $0.1 million, which was offset by net income of $0.2 million.

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

FC BANC CORP.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(numbers in thousands except per share amounts)

Qualitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined by the regulations), and Tier I capital to average assets (as defined). Management believes, as of March 31, 2005, that the Bank meets all of the capital adequacy requirements to which it is subject.

As of December 31, 2004, the most recent notification from the FDIC, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as specified by the regulators. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

FC BANC CORP.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(numbers in thousands except per share amounts)

Results of Operations

Comparison of Three Months Ended March 31, 2005 and 2004

General. Net income decreased by $66, from $269 to $203 during the first quarter of 2005 as compared to the same three-month period ended March 31, 2004.

Net Interest Income. Net interest income decreased by $21 for the three months ended March 31, 2005 as compared to March 31, 2004. An increase of $38 in interest income was offset by an increase of $59 in interest expense. The increase of $38 was because of a variety of factors. Total loan income decreased by $69 because average balances were $5.3 million less than last year. The decrease in loans was due to the sale of approximately $12.0 million in loans in March of 2004. Interest and dividends on investment securities increased by $106 due to an increase in average balances of $9.3 million and a 9 basis point increase in average rate earned. The average rate earned on earning assets was 5.26% for the first quarter of 2005 compared to 5.23% in the first quarter of 2004. Interest expense on deposit liabilities stayed about the same for the three months ended March 31, 2005, as compared to the same period in 2004. Average deposits decreased by $2.5 million comparing March 31, 2005 to 2004. The costs of funds increased by 6 basis points. An increase in other demand deposits of $1.0 million also had a positive impact. Interest expense paid on borrowings increased $59 due to a $5.4 million increase in average balances. The Bank’s average cost of funds (including borrowings) for the first three months of 2005 was 2.08%, as compared to 1.94% for the same period in 2004.

Provision for Loan Losses. A provision for loan losses of $35 has been provided in 2005 as a result of management’s thorough analysis of the banks portfolio and the factors surrounding the current market conditions. As of March 31, 2005, the reserve for loan losses was $997 which represents 1.25% of outstanding loans. The reserve continues to exceed peer groups and based upon both internal and external evaluations indicate that the levels of reserves are adequate given the risk within the loan portfolio. Current analysis indicated that this level of reserve is adequate given the current economic trends, delinquency patterns and loan quality within the various portfolios. The Bank did not expense any provision for loan losses during the first quarter of 2004. Our reserve for loan loss as of March 31, 2004 stood at $1.2 million or 1.55% of gross loans.

Non-Interest Income. Non-interest income increased by $117, or 42.55%, to $392 for the three months ended March 31, 2005, from $275 for the three months ended March 31, 2004. In 2005, we have recorded a gain of $121 from the sale of investment securities.

Non-Interest Expense. Non-interest expense increased by $108, or 9.74%, to $1,217 for the three months ended March 31, 2005, from $1,109 in the comparable period in 2004. Significant increases were in salaries and employee benefits of $54, legal and professional of $14, and other expenses of $35. Net occupancy and equipment decreased by $14. Net occupancy and equipment expense variances were due to decreases of $15 in maintenance and real estate tax expense. Other expense variances were increases in postage ($10), advertising ($8), and ATM fees ($54). The decrease in ATM Fees was due to a refund of $30 in 2004.

FC BANC CORP.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(numbers in thousands except per share amounts)

Income Taxes. The provision for income taxes increased by $19 for the three months ended March 31, 2005, compared with the prior year, primarily as a result of lower tax exempt income in 2004.

CREDIT QUALITY RISK

The following table identifies amounts of loan losses and non-performing loans. Past due loans are those that were contractually past due 90 days or more as to interest or principal payments (dollars in thousands).

	March 31, 2005	December 31, 2004
Non-accruing loans	$352	$191
Impaired loans	—	—
Accrual loans - 90 days or more past due	12	8

Total non-performing loans	364	199

Foreclosed assets held for sale	—	—

Total non-performing assets	$364	$199

Non-performing loans as a percent of loans net of unearned income	0.45%	0.23%

Non-performing assets as a percent of assets	0.22%	0.13%

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

Item 3 Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FC BANC CORP.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Not Applicable

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

FC BANC CORP.

Date April 26, 2005	By	/s/ Coleman J. Clougherty
Coleman J. Clougherty
President and Principal Executive Officer

Date April 26, 2005	By	/s/ Jeffrey A. Wise
Jeffrey A. Wise
Treasurer and Principal Accounting Officer

Exhibit Index

Page Number	Exhibit
N/A	Exhibit 3.1 i Amended and Restated Articles of Incorporation of FC Banc Corp., filed as part of the Form 10KSB for the fiscal year ended December 31, 2002 and incorporated herein by reference.

N/A	Exhibit 3.1 ii Amendment to the Amended and Restated Articles of Incorporation of FC Banc Corp. filed as part of the Form 10QSB for the quarter ended March 31, 2004 and incorporated herein by reference.

N/A	Exhibit 3.2 Code of regulations of FC Banc Corp., filed February 24, 2003 as an exhibit the Schedule 14A, Proxy Statement for the fiscal year ended December 31, 2002 and incorporated herein by reference.

N/A	Exhibit 4 For definition of rights of security holders please refer to Schedule 14A, Proxy Statement for the fiscal year ended December 31, 2002 and incorporated herein by reference.

N/A	Exhibit 10.1 Employment Agreement dated January 11, 2005, between the Company and Coleman J. Clougherty, filed as Exhibit 10.1 to Form 8-K on March 15, 2005, and incorporated herein by reference

N/A	Exhibit 10.2 Employment Agreement dated March, 2005, between the Company and Jeffrey A. Wise, filed as Exhibit 10.1 to Form 8-K on January 31, 2005, and incorporated herein by reference

N/A	Exhibit 10.3 Change of Control Agreement dated January 24, 2005 between the Company and Jeffrey A. Wise, filed as Exhibit 10.2 to Form 8-K on January 31, 2005, and incorporated herein by reference

N/A	Exhibit 10.4 Change of Control Agreement dated February 10, 2005, between the Company and Anne Spreng Ferris, filed as Exhibit 10.3 to Form 10-K on March 30, 2005, and incorporated herein by reference

N/A	Exhibit 10.5 Change of Control Agreement dated January 31, 2005 between the Company an Matthew C. Evans, filed as Exhibit 10.5 to Form 10-K on March 30, 2005, and incorporated herein by reference

21	Exhibit 31.1 - CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

22	Exhibit 31.2 - CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

23	Exhibit 32.1 - CEO Certification Pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

24	Exhibit 32.2 - CFO Certification Pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

25	Exhibit 99.1 Independent Accountant’s Report