Form 10QSB
period 2005-06-30
FC BANC CORP
filed 2005-08-10
CIK 893539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 33-53596

FC BANC CORP

(Exact name of small business issuer as specified in its charter)

OHIO	34-1718070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

105 Washington Square P.O. Box 567 Bucyrus, Ohio 44820

(Address of principal executive offices)

(419) 562-7040

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 12,13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 1, 2005, 579,040 shares of Common Stock of the Registrant were outstanding

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

FC BANC CORP.

FORM 10-QSB

FC BANC CORP.

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Cash and due from banks	$3,310	$3,584
Federal funds sold	—	—

Cash and cash equivalents	3,310	3,584

Investment securities available for sale	68,703	53,749
Loans	82,738	79,655
Less allowance for loan losses	1,026	966

Net loans	81,712	78,689
Premises and equipment	6,495	6,698
Bank owned life insurance	3,052	3,001
Accrued interest and other assets	3,827	2,570

TOTAL ASSETS	$167,099	$148,291

LIABILITIES
Deposits:
Noninterest-bearing	$13,511	$14,259
Interest-bearing	87,877	86,951

Total deposits	101,388	101,210

Short-term borrowings	15,232	11,621
Other borrowings	34,988	20,887
Accrued interest and other liabilities	2,320	1,305

TOTAL LIABILITIES	153,928	135,023

STOCKHOLDERS’ EQUITY
Preferred stock of $25 par value; 750 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value; 4,000,000 shares authorized, 665,632 shares issued	832	832
Additional paid-in capital	1,358	1,358
Retained earnings	13,367	13,269
Accumulated other comprehensive income (loss)	(195)	5
Treasury stock, at cost (86,575 and 86,800 shares)	(2,191)	(2,196)

TOTAL STOCKHOLDERS’ EQUITY	13,171	13,268

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$167,099	$148,291

See accompanying notes to unaudited consolidated financial statements.

FC BANC CORP.

CONSOLIDATED STATEMENT OF INCOME

(Dollars in thousands, except per share data)

	Three-months ended June 30,		Six-months ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
INTEREST INCOME
Interest and fees on loans	$1,268	$1,191	$2,490	$2,482
Federal funds sold	—	9	4	12
Investment securities:
Taxable	692	314	1,184	581
Exempt from federal income tax	40	203	139	421

Total interest income	2,000	1,717	3,817	3,496

INTEREST EXPENSE
Deposits	442	423	861	842
Borrowings	437	233	732	469

Total interest expense	879	656	1,593	1,311

NET INTEREST INCOME	1,121	1,061	2,224	2,185

Provision for loan losses	30	50	65	50

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,091	1,011	2,159	2,135

NONINTEREST INCOME
Service charges on deposit accounts	164	199	309	332
Investment securities gains (losses), net	95	—	216	—
Bank owned life insurance earnings	29	32	57	74
Gain on Sale of Loans	—	25		42
Fixed asset losses, net	(8)	—	(8)	—
Other income	56	40	154	123

Total noninterest income	336	296	728	571

NONINTEREST EXPENSE
Salaries and employee benefits	616	566	1,187	1,053
Net occupancy and equipment expenses	193	186	377	385
Professional fees	76	89	145	144
State franchise tax	42	46	83	89
Data Processing	106	106	212	209
Other expense	258	205	504	427

Total noninterest expense	1,291	1,198	2,508	2,307

Income before income taxes	136	109	379	399
Income taxes	21	(23)	61	(2)

NET INCOME	$115	$132	$318	$401

DIVIDENDS PER SHARE	$0.19	$0.19	$0.38	$0.38

EARNINGS PER SHARE
Basic	$0.20	$0.23	$0.55	$0.69
Diluted	0.20	0.23	0.55	0.69

See accompanying notes to unaudited consolidated financial statements.

FC BANC CORP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(dollars in thousands)		(dollars in thousands)
Net income	$115	$132	$318	$401
Other comprehensive income (loss):
Unrealized gain (losses) on available for sale securities	321	(1,610)	(518)	(1,066)
Less: Reclassification adjustment for gain included in net income	(95)	—	216	—

Other comprehensive gain (loss) before taxes	416	(1,610)	(302)	(1,066)
Income tax expense (benefit) due to other comprehensive income (loss)	141	(548)	(102)	(363)

Other comprehensive gain (loss)	275	(1,062)	(200)	(703)

Comprehensive income (loss)	$390	$(930)	$118	$(302)

See accompanying notes to the unaudited consolidated financial statements

FC BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Total Stockholders’ Equity	Comprehensive Income
				(unaudited)
Balance, December 31, 2004	$832	$1,358	$13,269	$5	$(2,196)	$13,268

Net income			318			318	$318
Other comprehensive income:
Unrealized loss on available for sale securities net of reclassification adjustment, net of tax benefit of $102				(200)		(200)	(200)

Comprehensive income							$118

Cash dividends ($.38 per share)			(220)			(220)
Exercise of stock options (225 shares)		—			5	5

Balance, June 30, 2005	$832	$1,358	$13,367	$(195)	(2,191)	$13,171

See accompanying notes to unaudited consolidated financial statements.

FC BANC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

	Six-months ended June 30,
	2005	2004
	(unaudited)
OPERATING ACTIVITIES
Net income	$318	$401
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	65	50
Investment securities gain, net	(216)	—
Loss from disposal of premises and equipment	8	—
Depreciation, amortization and accretion	438	433
Deferred income taxes	23	(11)
Increase in accrued interest receivable	(91)	(52)
Increase (decrease) in accrued interest payable	(10)	18
Other, net	152	(80)

Net cash provided by operating activities	687	759

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	5,322	15,770
Purchases	(33,728)	(27,209)
Proceeds from sales	12,905	—
Purchase of Federal Home Loan Bank Stock	(22)	(44)
Decrease (increase) in loans, net	(3,100)	8,463
Purchases of premises and equipment	(13)	(350)

Net cash used for investing activities	(18,636)	(3,370)

FINANCING ACTIVITIES
Increase (decrease) in deposits, net	178	(1,757)
Increase in short-term borrowings, net	3,611	6,002
Proceeds from other borrowings	15,000	—
Repayments of other borrowings	(899)	(1882)
Purchases of treasury stock	—	(28)
Sale of treasury stock Proceeds from stock option exercises	5	103
Cash dividends	(220)	(219)

Net cash provided by financing activities	17,675	2,219

Increase (decrease) in cash and cash equivalents	(274)	(392)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,584	3,936

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,310	$3,544

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$1,608	$1,311
Income taxes	—	50

See accompanying notes to unaudited consolidated financial statements.

FC BANC CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share amounts)

June 30, 2005

NOTE 1. BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of FC Banc Corp.’s (“Company” or “Bancorp”) financial position as of June 30, 2005, and December 31, 2004, and the results of operations for the six months ended June 30, 2005 and 2004, and the cash flows for the six months ended June 30, 2005 and 2004. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB. The results of operations for the six months ended June 30, 2005, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Had compensation expense for the stock option plans been recognized in accordance with the fair value accounting provisions of FAS No. 123, Accounting for Stock-Based Compensation, net income applicable to common stock and basic and diluted net income per common share for the six months ended June 30, 2005 and 2004 would have been as follows:

	Three Months Ended		Six Months Ended
	2005	2004	2005	2004
Net income, as reported	$116	$132	$318	$401
Less proforma expense related to stock options	—	5	1	10

Proforma net income	$116	$127	$317	$391

Basic net income per common share:
As reported	$0.17	$0.23	$0.55	$0.69
Pro forma	0.17	0.22	0.55	0.68
Diluted net income per common share:
As reported	$0.17	$0.23	$0.55	$0.69
Pro forma	0.17	0.22	0.55	0.67

For purposes of computing pro forma results, the Company estimated the fair values of stock options using the Black-Scholes option pricing model. The model requires the use of subjective assumptions which can materially affect fair value estimates. Therefore, the pro forma results are estimates of results of operations as if compensation expense had been recognized for the stock option plans.

The fair value of each stock option granted was estimated using the following weighted-average assumptions:

Grant Year	Expected Dividend Yield	Risk-Free Interest Rate	Expected Volatility	Expected Life (in years)
1997	1.10%	6.89%	6.41%	9.32
1998	1.05%	5.77%	27.00%	9.18
1999	1.02%	5.17%	15.25%	9.24
2000	1.02%	6.75%	5.56%	9.05
2001	1.03%	5.37%	3.59%	9.51
2002	1.03%	4.05%	16.50%	9.89
2004	1.03%	4.08%	26.53%	9.13

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted-average common shares outstanding used to calculate basic earnings per share	579,057	579,016	579,013	577,852

Additional common stock equivalents(stock options) used to calculate diluted earnings per share	1,019	2,743	1,498	3,245

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	580,076	581,758	580,511	581,098

There were no options that were antidilutive as of June 30, 2005 and 2004.

NOTE 3 RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS No. 123R). FAS No. 123R revised FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. FAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statement (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

In April, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for FAS No. 123R. The Statement requires that compensation cost relating to share-based payment transactions are recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. FAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will adopt FAS No. 123R on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), Share-Based Payment, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of FAS No. 123R, and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of FAS No. 123R on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company’s financial condition, results of operations, and cash flows.

In December 2004, FASB issued FAS No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. FAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of FAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2005, the FASB issued FAS No. 154, Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and FAS No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. FAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS No.154 improves the financial reporting because its requirements enhance the consistency of financial reporting between periods.

NOTE 4 REGULATORY CAPITAL

The Company’s actual capital ratios are presented in the following table which shows the Company met all regulatory capital requirements. The capital position of the Bank does not differ significantly from the Company’s.

	2005		2004
	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk-weighted Assets)
Actual	$14,386	14.57%	$13,844	14.35%
For Capital Adequacy Purposes	7,899	8.00	7,718	8.00
To Be Well Capitalized	9,874	10.00	9,647	10.00

Tier I Capital
(to Risk-weighted Assets)
Actual	$13,360	13.53%	$12,646	13.10%
For Capital Adequacy Purposes	3,950	4.00	3,861	4.00
To Be Well Capitalized	5,925	6.00	5,792	6.00

Tier I Capital
(to Average Assets)
Actual	$13,360	8.06%	$12,646	8.39%
For Capital Adequacy Purposes	6,630	4.00	6,029	4.00
To Be Well Capitalized	8,288	5.00	7,536	5.00

FC BANC CORP.

MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP) and follow general practices within the financial services industry. The application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements. As this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Pursuant to SEC guidance, management of public companies is encouraged to evaluate and disclose those accounting policies that are judged to be “critical accounting policies.” Critical accounting policies are those which are most critical to the accurate portrayal of the Company’s financial condition and results of operations, and that require management’s most difficult, subjective or complex judgments. Management of the Company considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy.

The procedures for assessing the adequacy of the allowance for loan losses reflect our evaluation of credit risk after careful consideration of all information available to us. In developing this assessment, we must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown, such as economic factors, developments affecting companies in specific industries and issues with respect to single borrowers. Depending on changes in circumstances, future assessments of credit risk may yield materially different results, which may require an increase or a decrease in the allowance for loan losses. The allowance is regularly reviewed by management to determine whether the amount is considered adequate to absorb probable losses. This evaluation includes: (1) specific loss estimates on certain individually reviewed loans; (2) statistical loss estimates for loan pools that are based on historical loss experience; (3) general loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios; (4) adverse situations that may affect a borrower’s ability to repay; and (5) current economic and industry conditions. Also considered as part of that judgment is a review of the Bank’s trends in delinquencies and loan losses, as well as trends in delinquencies and losses for the region and nationally, and economic factors. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio. Management’s evaluation of the adequacy of the allowance is an estimate based on management’s current judgment about the credit quality of the loan portfolio. While the Corporation strives to reflect all known risk factors in its evaluations, judgment errors may occur.

FC BANC CORP.

MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

(numbers in thousands except per share amounts)

Changes in Financial Condition

At June 30, 2005, the consolidated assets of the Company totaled $167.1 million, an increase of $18.8 million, or 12.68%, from $148.3 million at December 31, 2004. The increase in total assets resulted from growth in investment securities available for sale of $15.0 million, net loans of $3.0 million and other assets of $1.3 million.

Total cash and cash equivalents decreased by $0.3 million to $3.3 million at June 30, 2005, compared to $3.6 million at December 31, 2004.

Investment securities at June 30, 2005 increased by $15.0 million or 27.82% when compared to December 31, 2004. The increase was due to a return on equity enhancement strategy implemented in the first quarter. This strategy was implemented in order to take advantage of market opportunities. Investment securities and federal funds sold are consistently maintained at levels that will cover the short-term liquidity needs of the Bank. The Bank utilizes a number of outside sources to analyze, evaluate, and obtain advice relative to the management of its investment portfolio. The Bank does not invest in any one type of security over another. Funds allocated to the investment portfolio are constantly monitored by management to ensure that a proper ratio of liquidity and earnings is maintained.

Net loans receivable increased by $3.0 million, or 3.84%, to $81.7 million at June 30, 2005, compared to $78.7 million at December 31, 2004. The allowance for loan losses has increased $60,000 due mostly to year to date provision expense of $65,000 in 2005. The quality of our loan portfolio continues to be strong, as delinquencies continue to be below peer group.

Accrued interest and other assets increased by $1.3 million, or 48.91%, to $3.8 million as of June 30, 2005. This increase was due to a security purchased but not yet settled.

Deposit liabilities increased by $0.2 million, or 0.20%, to $101.4 million at June 30, 2005, from $101.2 million at December 31, 2004. Non interest bearing checking accounts has decreased by $0.8 million and interest bearing deposits have increased by $1.0 million. Growth in 2005 has not been very strong, but our sales teams are working diligently to gain increased market share.

Short term borrowings increased by $3.6 million in the first six months of 2005. This includes federal funds purchased and securities sold under agreements to repurchase. This increase was due to an increase in repurchase agreements.

Other borrowings increased by $14.1 million due to an increase in FHLB borrowings. This is the result of a return on equity enhancement strategy through the use of alternative sources of funds, typically borrowings. In using this strategy, the bank borrows funds and invests that money in mortgage backed securities with a similar average life. In the first half of 2005, the bank borrowed $15.0 million which was put into investments. Other purchases for this year have been offset by sales, maturities, and principle pay downs on mortgage back securities.

Accrued interest and other liabilities increased by $1.0 million, or 76.92%, to $2.3 million as of June 30, 2005. This increase was due to a security purchased but not yet settled.

FC BANC CORP.

MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

(numbers in thousands except per share amounts)

Total stockholders’ equity was $13.2 million at June 30, 2005 as compared to $13.3 million on December 31, 2004. During the first six months of 2005 stockholders equity decreased due to decreases of $0.2 million in accumulated other comprehensive income and stockholders dividends of $0.2 million, which was offset by net income of $0.3 million.

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

The Company is subject to various regulatory capital requirements administered by its primary federal regulator, the FRB. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material affect on the Company and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk-weighing, and other factors. Qualitative measures established by regulation to ensure capital adequacy requires the Company to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined by the regulations), and Tier I capital to average assets (as defined). Management believes, as of June 30, 2005, that the Company meets all of the capital adequacy requirements to which it is subject. As of December 31, 2004, the most recent notification from the FDIC, the Company was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Company will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as specified by the regulators. There are no conditions or events since the most recent notification that management believes have changed the Company’s prompt corrective action category.

FC BANC CORP.

MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

(numbers in thousands except per share amounts)

Results of Operations

Comparison of Six Months Ended June 30, 2005 and 2004

General. Net income decreased by $83, from $401 to $318 during the first six months of 2005 as compared to the same six-month period ended June 30, 2004.

Net Interest Income. Net interest income increased by $39 for the six months ended June 30, 2005 as compared to June 30, 2004. An increase of $321 in interest income was offset by an increase of $282 in interest expense. The increase of $39 was because of a variety of factors. Total loan income increased by only $8 due to the net effect of less average balances of $1.2 million offset by an increase of 15 basis points in yield. The decrease in loans was due to the sale of approximately $12.0 million in loans in March of 2004. Interest and dividends on investment securities increased by $321 due to an increase in average balances of $12.1 million and a 28 basis point increase in average rate earned. The average rate earned on earning assets was 5.24% for the first half of 2005 compared to 5.08% in the first half of 2004.

Interest expense on deposit liabilities increased by $19 for the six months ended June 30, 2005, as compared to the same period in 2004. Average deposits decreased by $2.2 million comparing June 30, 2005 to 2004. The costs of deposits increased by 8 basis points. Interest expense paid on borrowings increased $263 due to a $10.3 million increase in average balances. The Company’s average cost of funds (including borrowings) for the first six months of 2005 was 2.20%, as compared to 1.92% for the same period in 2004.

Provision for Loan Losses. A provision for loan losses of $65 has been provided in 2005 as a result of management’s thorough analysis of the banks portfolio and the factors surrounding the current market conditions. As of June 30, 2005, the reserve for loan losses was $1,026 which represents 1.24% of outstanding loans. The reserve continues to exceed peer groups and based upon both internal and external evaluations indicate that the levels of reserves are adequate given the risk within the loan portfolio. Current analysis indicated that this level of reserve is adequate given the current economic trends, delinquency patterns and loan quality within the various portfolios. The Bank expensed $50 during the first half of 2004. Our reserve for loan loss as of June 30, 2004 stood at $1.0 million or 1.21% of gross loans.

Non-Interest Income. Non-interest income increased by $157, or 27.50%, to $728 for the six months ended June 30, 2005, from $571 for the six months ended June 30, 2004. In 2005, we have recorded a net gain of $216 from the sale of investment securities as compared to $0 in 2004.

Non-Interest Expense. Non-interest expense increased by $201, or 8.01%, to $2,508 for the six months ended June 30, 2005, from $2,307 in the comparable period in 2004. Significant increases were in salaries and employee benefits of $134 and other expense of $77. Salaries and employee benefits increased mostly due to an increase in full time equivalent employees. Other expense variances were increases in FDIC fees ($14), postage ($8), advertising ($9), business development ($15), and ATM fees ($37). The increase in ATM Fees was due to a refund of $30 in 2004.

Income Taxes. The provision for income taxes increased by $63 for the six months ended June 30, 2005, compared with the prior year, primarily as a result of lower tax exempt income in 2005.

FC BANC CORP.

MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

(numbers in thousands except per share amounts)

Results of Operations

Comparison of Three Months Ended June 30, 2005 and 2004

General. Net income for the three months ended June 30, 2005 decreased by $17, to $115 from $132 as compared to the same three-month period ended June 30, 2004.

Net Interest Income. Net interest income increased by $60 for the three months ended June 30, 2005 as compared to June 30, 2004. An increase of $283 in interest income was offset by an increase of $223 in interest expense. The increase of $60 was because of a variety of factors. Total loan income increased by $77 because of the increase in average rate earned increased by 15 basis points. This was partially offset by the fact that average balances were $1.2 million less than last year. Interest and dividends on investment securities increased by $215 due to an increase in average balances of $12.1 million and a 28 basis point increase in average rate earned. The average rate earned on earning assets was 5.22% for the second quarter of 2005 compared to 4.93% in the second quarter of 2004.

Interest expense on deposit liabilities increased by $19 for the three months ended June 30, 2005, as compared to the same period in 2004. Average deposits decreased by $2.2 million comparing year to date June 30, 2005 to 2004. The costs of deposits have increased by 8 basis points. Interest expense paid on borrowings increased $204 due to a $10.3 million year to date increase in average balances. The Company’s average cost of funds (including borrowings) for the second three months of 2005 was 2.32%, as compared to 1.90% for the same period in 2004.

Provision for Loan Losses. A provision for loan losses of $30 has been provided in the second quarter of 2005 as a result of management’s thorough analysis of the Company’s portfolio and the factors surrounding the current market conditions. As of June 30, 2005, the reserve for loan losses was $1,026 which represents 1.24% of outstanding loans. The reserve continues to exceed peer groups and based upon both internal and external evaluations indicate that the levels of reserves are adequate given the risk within the loan portfolio. Current analysis indicated that this level of reserve is adequate given the current economic trends, delinquency patterns and loan quality within the various portfolios. The Company expensed provision for loan losses $50 during the second quarter of 2004.

Non-Interest Income. Non-interest income increased by $40, or 13.51%, to $336 for the three months ended June 30, 2005, from $296 for the three months ended June 30, 2004. This increased due to gains of $95 recorded from the sale of investment securities. Service charges on deposit accounts decreased by $35.

Non-Interest Expense. Non-interest expense increased by $93, or 7.76%, to $1,291 for the three months ended June 30, 2005, from $1,198 in the comparable period in 2004. Significant increases were in salaries and employee benefits of $50 and other expenses of $53. Net occupancy and equipment increased by $7.

Income Taxes. The provision for income taxes increased by $44 for the three months ended June 30, 2005, compared with the prior year. This was due to lower tax exempt income in 2005 plus an increase in income before taxes of $27.

CREDIT QUALITY RISK

The following table identifies amounts of loan losses and non-performing loans. Past due loans are those that were contractually past due 90 days or more as to interest or principal payments (dollars in thousands).

	June 30, 2005	December 31, 2004
Non-accruing loans	$144	$278
Impaired loans	—	—
Accrual loans - 90 days or more past due	67	89

Total non-performing loans	211	367

Foreclosed assets held for sale	—	—

Total non-performing assets	$211	$367

Non-performing loans as a percent of loans net of unearned income	0.26%	0.46%

Non-performing assets as a percent of assets	0.13%	0.25%

A loan is placed on non-accrual when payment terms have been seriously violated (principal and/or interest payments are 90 days or more past due, deterioration of the borrower’s ability to repay, or significant decrease in value of the underlying loan collateral) and stays on non-accrual until the loan is brought current as to principal and interest. The classification of a loan or other asset as non-accruing does not indicate that loan principal and interest will not be collectible. The Company adheres to the policy of the Federal Reserve that banks may not accrue interest on any loan when the principal or interest is past due and has remained unpaid for 90 days or more unless the loan is both well secured and in the process of collection.

Item 3 Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FC BANC CORP.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Not Applicable

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not Applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 27, 2005, the Corporation held its Annual Meeting of Shareholders.

The following matters were submitted to the shareholders, for which the following votes were cast:

1.	Each of the following three directors nominated were elected to terms of three (3) years expiring in 2008 by the following votes:

Patrick J. Drouhard	For: 390,947	Withheld: 47,786
Samuel J. Harvey	For: 413,431	Withheld: 25,302
Charles W. Kimerline	For: 424,601	Withheld: 14,132

Other directors whose service continued following the meeting include: David G. Dostal; Robert D. Hord; Terry L. Gernert; John O. Spreng, Jr.; and Coleman Clougherty.

ITEM 5 - OTHER INFORMATION

Not Applicable

ITEM 6 - EXHIBITS

(a) All applicable exhibits required by Item 601 of Regulation S-B are furnished with this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

FC BANC CORP.

Date August 9, 2005	By	/s/ Coleman J. Clougherty
Coleman J. Clougherty
President and Principal Executive Officer

Date August 9, 2005	By	/s/ Jeffrey A. Wise
Jeffrey A. Wise
Treasurer and Principal Accounting Officer

Exhibit Index

Page Number	Exhibit
N/A	Exhibit 3.1 i Amended and Restated Articles of Incorporation of FC Banc Corp., filed as part of the Form 10KSB for the fiscal year ended December 31, 2002 and incorporated herein by reference.

N/A	Exhibit 3.1 ii Amendment to the Amended and Restated Articles of Incorporation of FC Banc Corp. filed as part of the Form 10QSB for the quarter ended March 31, 2004 and incorporated herein by reference.

N/A	Exhibit 3.2 Code of regulations of FC Banc Corp., filed February 24, 2003 as an exhibit the Schedule 14A, Proxy Statement for the fiscal year ended December 31, 2002 and incorporated herein by reference.

N/A	Exhibit 4 For definition of rights of security holders please refer to Schedule 14A, Proxy Statement for the fiscal year ended December 31, 2002 and incorporated herein by reference.

22	Exhibit 31.1 - CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

23	Exhibit 31.2 - CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

24	Exhibit 32.1 - CEO Certification Pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

25	Exhibit 32.2- CFO Certification Pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

26	Exhibit 99.1 Independent Accountant’s Report