Form 10QSB
period 2005-09-30
FC BANC CORP
filed 2005-11-14
CIK 893539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 12,13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 23, 2005, 651,473 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

FC BANC CORP.

FORM 10-QSB

FC BANC CORP.

CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except per share data)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Cash and due from banks	$3,350	$3,584
Federal funds sold	4,100	—

Cash and cash equivalents	7,450	3,584

Investment securities available for sale	74,552	53,749
Loans	85,307	79,655
Less allowance for loan losses	1,052	966

Net loans	84,255	78,689
Premises and equipment	6,422	6,698
Bank owned life insurance	3,078	3,001
Accrued interest and other assets	2,998	2,570

TOTAL ASSETS	$178,755	$148,291

LIABILITIES
Deposits:
Noninterest-bearing	$16,001	$14,259
Interest-bearing	93,034	86,951

Total deposits	109,035	101,210

Short-term borrowings	13,822	11,621
Other borrowings	39,533	20,887
Accrued interest and other liabilities	1,294	1,305

TOTAL LIABILITIES	163,684	135,023

STOCKHOLDERS’ EQUITY
Preferred stock of $25 par value; 750 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value; 4,000,000 shares authorized, 738,032 shares issued	2,940	832
Additional paid-in capital	1,359	1,358
Retained earnings	13,328	13,269
Accumulated other comprehensive income (loss)	(366)	5
Treasury stock, at cost (86,559 and 86,800 shares)	(2,190)	(2,196)

TOTAL STOCKHOLDERS’ EQUITY	15,071	13,268

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$178,755	$148,291

See accompanying notes to unaudited consolidated financial statements.

FC BANC CORP.

CONSOLIDATED STATEMENT OF INCOME

(Dollars in thousands, except per share data)

	Three-months ended Sept30,		Nine-months ended Sept 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
INTEREST INCOME
Interest and fees on loans	$1,345	$1,228	$3,835	3,710
Federal funds sold	12	—	16	12
Investment securities:
Taxable	726	367	1,910	948
Exempt from federal income tax	66	213	205	634

Total interest income	2,149	1,808	5,966	5,304

INTEREST EXPENSE
Deposits	479	493	1,340	1,335
Borrowings	494	236	1,226	705

Total interest expense	973	729	2,566	2,040

NET INTEREST INCOME	1,176	1,079	3,400	3,264

Provision for loan losses	30	25	95	75

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,146	1,054	3,305	3,189

NONINTEREST INCOME
Service charges on deposit accounts	166	188	475	508
Investment securities gains, net	—	56	216	56
Bank owned life insurance earnings	29	32	86	106
Gain on sale of loans	—	1	—	43
Fixed asset losses, net	(17)	—	(25)	—
Other income	94	94	248	229

Total noninterest income	272	371	1,000	942

NONINTEREST EXPENSE
Salaries and employee benefits	640	581	1,827	1,634
Net occupancy and equipment expenses	185	203	562	588
Professional fees	98	71	243	215
State franchise tax	41	41	124	130
Data processing	104	103	316	312
Other expense	291	226	795	653

Total noninterest expense	1,359	1,225	3,867	3,532

Income before income taxes	59	200	438	599
Income taxes(benefit)	(11)	8	49	6

NET INCOME	$70	$192	$389	593

DIVIDENDS PER SHARE	$0.19	$0.19	$0.57	$0.57
EARNINGS PER SHARE
Basic	$0.12	$0.34	$0.66	$1.03
Diluted	0.12	0.33	0.66	1.02

See accompanying notes to unaudited consolidated financial statements.

FC BANC CORP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended Sept 30		Nine Months Ended Sept 30
	2005	2004	2005	2004
	(dollars in thousands)		(dollars in thousands)
Net income	$70	$192	$389	$593
Other comprehensive income (loss):
Unrealized gain (losses) on available for sale securities	(259)	1,203	(346)	137
Less: Reclassification adjustment for gain included in net income	0	(56)	(216)	(56)

Other comprehensive gain (loss) before taxes	(259)	1,147	(562)	81
Income tax expense (benefit) due to other comprehensive income (loss)	(88)	390	(191)	27

Other comprehensive gain (loss)	(171)	757	(371)	54

Comprehensive income (loss)	$(101)	$949	$18	$647

See accompanying notes to the unaudited consolidated financial statements

FC BANC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Total Stockholders’ Equity	Comprehensive Income
	(unaudited)
Balance, December 31, 2004	$832	$1,358	$13,269	$5	$(2,196)	$13,268

Net income			389			389	$389
Other comprehensive loss:
Unrealized loss on available for sale securities net of reclassification adjustment, net of tax benefit of $191				(371)		(371)	(371)

Comprehensive income							$18

Cash dividends ($.57 per share)			(330)			(330)
Common stock issued (72,400 shares)	2,108					2,108
Exercise of stock options (225 shares)		1			6	7

Balance, September 30, 2005	$2,940	$1,359	$13,328	$(366)	(2,190)	$15,071

See accompanying notes to the unaudited consolidated financial statements

FC BANC CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

	Nine-months ended Sept 30,
	2005	2004
	(unaudited)
OPERATING ACTIVITIES
Net income	$389	$593
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	95	75
Investment securities (gain) losses, net	(216)	(56)
Depreciation, amortization and accretion	684	1,214
Deferred income taxes	(147)	(38)
Increase in accrued interest receivable	(192)	(79)
Decrease in accrued interest payable	(286)	(25)
Other, net	281	(507)

Net cash provided by operating activities	608	1,177

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from repayments and maturities	9,261	21,426
Purchases	(44,440)	(37,616)
Proceeds from sales	13,952	6,860
Purchase of Federal Home Loan Bank Stock	(191)	(54)
Proceeds from sale of other real estate owned	82	—
Decrease (increase) in loans, net	(5,788)	9,410
Purchases of premises and equipment	(75)	(381)

Net cash used for investing activities	(27,199)	(355)

FINANCING ACTIVITIES
Increase (decrease) in deposits, net	7,825	(1,934)
Increase in short-term borrowings, net	2,201	5,097
Proceeds from other borrowings	20,000	—
Repayments of other borrowings	(1,354)	(2326)
Issuance of Common Stock	2,108	—
Purchases of treasury stock	—	(28)
Sale of treasury stock Proceeds from stock option exercises	7	93
Cash dividends	(330)	(329)

Net cash provided by financing activities	30,457	573

Increase in cash and cash equivalents	3,866	1,395
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,584	3,936

CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,450	$5,331

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$2,852	$2,065
Income taxes	—	50

See accompanying notes to unaudited consolidated financial statements.

FC BANC CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share amounts)

September 30, 2005

NOTE 1. BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of FC Banc Corp.’s (“Company” or “Bancorp”) financial position as of September 30, 2005, and December 31, 2004, and the results of operations for the nine months ended September 30, 2005 and 2004, and the cash flows for the nine months ended September 30, 2005 and 2004. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB. The results of operations for the nine months ended September 30, 2005, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Had compensation expense for the stock option plans been recognized in accordance with the fair value accounting provisions of FAS No. 123, Accounting for Stock-Based Compensation, net income applicable to common stock and basic and diluted net income per common share for the nine months ended September 30, 2005 and 2004 would have been as follows:

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
Net income, as reported	$70	$192	$389	$593
Less proforma expense related to stock options	—	5	1	15

Proforma net income	$70	$187	$388	$578

Basic net income per common share:
As reported	$0.12	$0.34	$0.66	$1.03
Pro forma	0.12	0.32	0.66	1.00
Diluted net income per common share:
As reported	$0.12	$0.33	$0.66	$1.02
Pro forma	0.12	0.32	0.66	1.00

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted-average common shares outstanding used to calculate basic earnings per share	597,160	578,899	585,131	578,221
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	684	2,026	1,228	2,794

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	597,843	580,925	586,358	581,016

There were no options that were antidilutive as of September 30, 2005 and 2004.

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

In June 2005, the FASB issued FAS No. 154, Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and FAS No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. FAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS No.154 improves the financial reporting because its requirements enhance the consistency of financial reporting between periods. The provisions of FAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

NOTE 4 REGULATORY CAPITAL

The Company’s actual capital ratios are presented in the following table which shows the Company met all regulatory capital requirements. The capital position of the Bank does not differ significantly from the Company’s.

	2005		2004
	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)
Actual	$16,483	16.61%	$14,295	15.21%
For Capital Adequacy Purposes	7,937	8.00	7,520	8.00
To Be Well Capitalized	9,921	10.00	9,400	10.00

Tier I Capital (to Risk-weighted Assets)
Actual	$15,431	15.55%	$13,273	14.12%
For Capital Adequacy Purposes	3,968	4.00	3,760	4.00
To Be Well Capitalized	5,952	6.00	5,640	6.00

Tier I Capital (to Average Assets)
Actual	$15,431	8.96%	$13,273	8.79%
For Capital Adequacy Purposes	6,892	4.00	6,042	4.00
To Be Well Capitalized	8,615	5.00	7,553	5.00

NOTE 5 PRIVATE PLACEMENT

On September 9, 2005, the Company accepted subscription agreements from a limited number of accredited investors for the purchase of 72,400 of our common shares at a price per share of $29.12, for a total amount of $2,108,288, in a private placement exempt from registration pursuant to Rule 506 of Regulation D of the Securities and Exchange Commission. On September 14, 2005, the Company filed a Current Report on Form 8-K to report this private placement.

NOTE 6 GOING PRIVATE

FC Banc Corp. Board of Directors has approved a going private transaction in which FC Banc Corp. shareholders holding fewer than 500 shares would receive $29.12 in cash for each FC Banc Corp. common share that they held prior to the going private transaction. The purpose of the going private transaction is to reduce the number of holders of record of FC Banc Corp. common shares to less than 300, after which FC Banc Corp. intends to terminate the registration of its common shares with the Securities and Exchange Commission. The proposed going private transaction will be submitted to shareholders of FC Banc Corp. for their consideration. FC Banc Corp. will file a proxy statement and other relevant documents concerning the proposed going private transaction with the Securities and Exchange Commission (the “SEC”).

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

FC BANC CORP.

MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

(numbers in thousands except per share amounts)

Changes in Financial Condition

At September 30, 2005, the consolidated assets of the Company totaled $178.8 million, an increase of $30.5 million, or 20.57%, from $148.3 million at December 31, 2004. The increase in total assets resulted from growth in investment securities available for sale of $20.8 million, net loans of $5.6 million and cash and cash equivalents of $3.9 million.

Total cash and cash equivalents increased by $3.9 million to $7.5 million at September 30, 2005, compared to $3.6 million at December 31, 2004. The change was due to the overnight federal funds sold position of the bank at quarter end.

Investment securities at September 30, 2005 increased by $20.8 million or 38.66% when compared to December 31, 2004. The increase was due to a return on equity enhancement strategy implemented in the first quarter. This strategy was implemented in order to take advantage of market opportunities. In using this strategy, the bank borrows funds and invests that money in mortgage backed securities with a similar average life. In the nine months of 2005, the bank borrowed $20.0 million which was put into investments. Investment securities and federal funds sold are consistently maintained at levels that will cover the short-term liquidity needs of the Bank. The Bank utilizes a number of outside sources to analyze, evaluate, and obtain advice relative to the management of its investment portfolio. The Bank does not invest in any one type of security over another. Typical investments would be federal agencies, mortgage backed securities, or municipal bonds. Funds allocated to the investment portfolio are constantly monitored by management to ensure that a proper ratio of liquidity and earnings is maintained.

Net loans receivable increased by $5.6 million, or 7.12%, to $84.3 million at September 30, 2005, compared to $78.7 million at December 31, 2004. Growth has been in both commercial and mortgage loans. The allowance for loan losses has increased $86,000 due mostly to year to date provision expense of $95,000 in 2005. The quality of our loan portfolio continues to be strong, as delinquencies continue to be below peer group and net charge offs are about $9,000.

Deposit liabilities increased by $7.8 million, or 7.71%, to $109.0 million at September 30, 2005, from $101.2 million at December 31, 2004. Non interest bearing checking accounts has increased by $1.7 million and interest bearing deposits have increased by $6.1 million. The deposit growth in 2005 occurred in the third quarter due to a strong marketing campaign in the certificate of deposit area.

Short term borrowings increased by $2.2 million in the first nine months of 2005. This includes federal funds purchased and securities sold under agreements to repurchase. This increase was due to an increase in repurchase agreements of which a majority is from a building project of a public fund customer.

Other borrowings increased by $18.6 million due to an increase in FHLB borrowings. This is the result of a return on equity enhancement strategy through the use of alternative sources of funds, typically borrowings. In using this strategy, the bank borrows funds and invests that money in mortgage backed securities with a similar average life. In the nine months of 2005, the bank borrowed $20.0 million which was put into investments. Other purchases for this year have been offset by sales, maturities, and principle pay downs on mortgage back securities.

FC BANC CORP.

MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

(numbers in thousands except per share amounts)

Total stockholders’ equity was $15.1 million at September 30, 2005 as compared to $13.3 million on December 31, 2004. The increase was due mostly to the issuance of 72,400 shares of common stock through the private placement program completed September 9, 2005. Decreases of $0.4 million in accumulated other comprehensive income and stockholders dividends of $0.3 million, which was offset by net income of $0.4 million.

Liquidity and Capital Resources

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

The Company is subject to various regulatory capital requirements administered by its primary federal regulator, the FRB. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material affect on the Company and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk-weighing, and other factors. Qualitative measures established by regulation to ensure capital adequacy requires the Company to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined by the regulations), and Tier I capital to average assets (as defined). Management believes, as of September 30, 2005, that the Company meets all of the capital adequacy requirements to which it is subject. As of December 31, 2004, the most recent notification from the FDIC, the Company was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Company will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as specified by the regulators. There are no conditions or events since the most recent notification that management believes have changed the Company’s prompt corrective action category.

FC BANC CORP.

MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

(numbers in thousands except per share amounts)

Results of Operations

Comparison of Nine Months Ended September 30, 2005 and 2004

General. Net income decreased by $204, from $593 to $389 during the first nine months of 2005 as compared to the same nine-month period ended September 30, 2004.

Net Interest Income. Net interest income increased by $136 for the nine months ended September 30, 2005 as compared to September 30, 2004. An increase of $662 in interest income was offset by an increase of $526 in interest expense. There continues to be pressure on the margin. This is shown when you compare that the average rate earned on earnings assets have increased 16 basis points, but the average rate on our funding has increased 36 basis points. The increase of $136 was mostly due to the increase in size of the bank. Total loan income increased by only $125 due to the net effect of a small increase in average balances of $1.2 million at an increase of only 16 basis points in yield. The small net increase in loans was due to the sale of approximately $12.0 million in loans in March of 2004. Interest and dividends on investment securities increased by $533 due to an increase in average balances of $12.1 million and a 29 basis point increase in average rate earned. The average rate earned on earning assets was 5.26% for the first nine months of 2005 compared to 5.10% in the first nine months of 2004.

Interest expense increased by $526 for the nine months ended September 30, 2005, as compared to the same period in 2004. Average deposits decreased by $0.3 million comparing September 30, 2005 to 2004. The cost of deposits increased by 9 basis points year to date which has resulted in a $5 increase in deposit cost. Interest expense paid on borrowings increased $521 due to a $12.9 million increase in average balances. The Company’s average cost of funds (including borrowings) for the first nine months of 2005 was 3.54%, as compared to 2.82% for the same period in 2004. This was mainly due to the cost of fed funds purchased and repurchase agreements which have increased because rates are higher.

Provision for Loan Losses. A provision for loan losses of $95 has been provided in 2005 as a result of management’s analysis of the banks portfolio and the factors surrounding the current market conditions. As of September 30, 2005, the reserve for loan losses was $1,052 which represents 1.23% of outstanding loans. The reserve is based upon both internal and external evaluations indicate that the levels of reserves are adequate given the risk within the loan portfolio. Current analysis indicated that this level of reserve is adequate given the current economic trends, delinquency patterns and loan quality within the various portfolios. The Bank has expensed $95 during 2005 compared to $75 during the same time period in 2004.

Non-Interest Income. Non-interest income increased by $58, or 6.16%, to $1,000 for the nine months ended September 30, 2005, from $942 for the nine months ended September 30, 2004. In 2005, we have recorded a net gain of $216 from the sale of investment securities as compared to $56 in 2004. There has been small decreases in service charges on deposit accounts and bank owned life insurance earnings.

Non-Interest Expense. Non-interest expense increased by $335, or 9.48%, to $3,867 for the nine months ended September 30, 2005, from $3,532 in the comparable period in 2004. Significant increases were in salaries and employee benefits of $193, professional fees of $28, and other expense of $142. Salaries and employee benefits increased mostly due to an increase in full time equivalent employees. Professional fees have increased due to the expense of going private. The future benefits of going private will far outweigh current cost. Other expense variances were increases in FDIC fees ($13), postage/courier ($25), advertising ($17), business development ($21), and ATM fees ($44). The increase in ATM Fees was due to a refund of $30 in 2004.

Income Taxes. The provision for income taxes increased by $43 for the nine months ended September 30, 2005, compared with the prior year, primarily as a result of lower tax exempt income in 2005.

FC BANC CORP.

MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

(numbers in thousands except per share amounts)

Results of Operations

Comparison of Three Months Ended September 30, 2005 and 2004

General. Net income for the three months ended September 30, 2005 decreased by $122, to $70 from $192 as compared to the same three-month period ended September 30, 2004.

Net Interest Income. Net interest income increased by $97 for the three months ended September 30, 2005 as compared to September 30, 2004. An increase of $341 in interest income was offset by an increase of $244 in interest expense. The increase of $341 in interest income was due to the growth in the balance sheet. Total loan income increased by $117 because of the increase in average loan balances in the third quarter. The average YTD rate earned increased by 3 basis points during the quarter. Interest and dividends on investment securities increased by $212 due to an increase in average balances of $3.5 million during the quarter and a 6 basis point increase in average rate earned. The average rate earned on earning assets was 5.24% for the third quarter of 2005 compared to 4.95% in the third quarter of 2004.

Interest expense on liabilities increased by $244 for the three months ended September 30, 2005, as compared to the same period in 2004. Average deposits increased by $4.4 million during the third quarter due to our CD marketing campaign. The costs of deposits have increased by 2 basis points during the quarter. Interest expense paid on borrowings increased $258 when comparing the quarter. This was due to a $12.8 million year to date increase in average balances. The Company’s average cost of funds (including borrowings) for the third three months of 2005 increase 12 basis points when comparing 2005 to the same period in 2004.

Provision for Loan Losses. A provision for loan losses of $30 has been provided in the third quarter of 2005 as a result of management’s thorough analysis of the Company’s portfolio and the factors surrounding the current market conditions. As of September 30, 2005, the reserve for loan losses was $1,052 which represents 1.23% of outstanding loans. The reserve continues to exceed peer groups and based upon both internal and external evaluations indicate that the levels of reserves are adequate given the risk within the loan portfolio. Current analysis indicated that this level of reserve is adequate given the current economic trends, delinquency patterns and loan quality within the various portfolios. The Company expensed provision for loan losses $25 during the third quarter of 2004.

Non-Interest Income. Non-interest income decreased by $99, or 26.68%, to $272 for the three months ended September 30, 2005, from $371 for the three months ended September 30, 2004. This decreased when compared to last year due to gains of $56 recorded in the third quarter of 2004 from the sale of investment securities. Service charges on deposit accounts decreased by $22. The bank recorded a loss of $17 on the sale of assets.

Non-Interest Expense. Non-interest expense increased by $134, or 10.94%, to $1,359 for the three months ended September 30, 2005, from $1,225 in the comparable period in 2004. Significant increases were in salaries and employee benefits of $59 (higher FTE), professional fees of $27 (going private), and other expenses of $65 (advertising). Net occupancy and equipment expense decreased by $18.

Income Taxes. The provision for income taxes decreased by $19 for the three months ended September 30, 2005, compared with the prior year. This was due to lower income before taxes of $141.

CREDIT QUALITY RISK

The following table identifies amounts of loan losses and non-performing loans. Past due loans are those that were contractually past due 90 days or more as to interest or principal payments (dollars in thousands).

	Sept 30, 2005	December 31, 2004
Non-accruing loans	$146	$278
Impaired loans	—	—
Accrual loans - 90 days or more past due	187	89

Total non-performing loans	333	367
Foreclosed assets held for sale	—	—

Total non-performing assets	$333	$367
Non-performing loans as a percent of loans net of unearned income	0.39%	0.46%

Non-performing assets as a percent of assets	0.19%	0.25%

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

Item 3 Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FC BANC CORP.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Not Applicable

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 9, 2005, the Company accepted subscription agreements from a limited number of accredited investors for the purchase of 72,400 of our common shares at a price per share of $29.12, for a total amount of $2,108,288, in a private placement exempt from registration pursuant to Rule 506 of Regulation D of the Securities and Exchange Commission. On September 14, 2005, the Company filed a Current Report on Form 8-K to report this private placement.

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

FC BANC CORP.

Date November 14, 2005	By	/s/ Coleman J. Clougherty
Coleman J. Clougherty
President and Principal Executive Officer

Date November 14, 2005	By	/s/ Jeffrey A. Wise
Jeffrey A. Wise
Treasurer and Principal Accounting Officer

Exhibit Index

Page Number	Exhibit

N/A	Exhibit 3.1 i Amended and Restated Articles of Incorporation of FC Banc Corp., filed as part of the Form 10KSB for the fiscal year ended December 31, 2002 and incorporated herein by reference.

N/A	Exhibit 3.1 ii Amendment to the Amended and Restated Articles of Incorporation of FC Banc Corp. filed as part of the Form 10QSB for the quarter ended March 31, 2004 and incorporated herein by reference.

N/A	Exhibit 3.2 Code of regulations of FC Banc Corp., filed February 24, 2003 as an exhibit the Schedule 14A, Proxy Statement for the fiscal year ended December 31, 2002 and incorporated herein by reference.

N/A	Exhibit 4 For definition of rights of security holders please refer to Schedule 14A, Proxy Statement for the fiscal year ended December 31, 2002 and incorporated herein by reference.

22	Exhibit 31.1 - CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

23	Exhibit 31.2 - CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

24	Exhibit 32.1- CEO Certification Pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

25	Exhibit 32.2- CFO Certification Pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

26	Exhibit 99.1 Independent Accountant’s Report