Form 10KSB/A
period 2004-12-31
FC BANC CORP
filed 2006-03-08
CIK 893539

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

FC Banc Corp.

Form 10-KSB

INDEX

Page
PART I

ITEM 1 – DESCRIPTION OF BUSINESS	3-10

ITEM 2 – DESCRIPTION OF PROPERTY	11

ITEM 3 – LEGAL PROCEEDINGS	11

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS	11

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS	11-12

ITEM 6 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14-27

ITEM 7 - FINANCIAL STATEMENTS	28-56

ITEM 8 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	57

ITEM 8A-CONTROLS AND PROCEDURES	57

PART III

ITEM 9 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	57

ITEM 10 – EXECUTIVE COMPENSATION	57

ITEM 11 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	58

ITEM 12 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	58

ITEM 13 – EXHIBITS	59

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES	59

SIGNATURES	60

EXHIBITS

EXHIBIT 10.3 – CHANGE OF CONTROL AGREEMENT-ANNE SPRENG FERRIS	61-62

EXHIBIT 10.4 – CHANGE OF CONTROL AGREEMENT-BRADLEY K. BRINKERHOFF	63-64

EXHIBIT 10.5 – CHANGE OF CONTROL AGREEMENT - MATTHEW C. EVANS	65-66

EXHIBIT 10.6 – CHANGE OF CONTROL AGREEMENT - JEFFREY A. WISE	67-68

EXHIBIT 14 – CODE OF ETHICS	69-76

EXHIBIT 21 – SUBSIDIARIES OF REGISTRANT	77

EXHIBIT 23 – CONSENT OF THE INDEPENDENT AUDITOR	78

EXHIBIT 23.1 – CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	79

EXHIBIT 31.1-CEO CERTIFICATION PURSUANT TO RULE 13A-14(a)/15d-14(a) AS ENACTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002	80

EXHIBIT 31.2-CFO CERTIFICATION PURSUANT TO RULE 13A-14(a)/15d-14(a) AS ENACTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002	81

EXHIBIT 32.1-CEO CERTIFICATION PURSUANT TO U.S.C. SECTION 1350 AS ENACTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002	82

EXHIBIT 32.2-CFO CERTIFICATION PURSUANT TO U.S.C. SECTION 1350 AS ENACTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002	83

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

There was a significant increase in charge-offs of commercial and agricultural loans from $46,000 in 2003 to $316,000 in 2004. The commercial and agricultural loans charged off in 2004 had previously been identified by management and the potential loss on these problem loans had been provided for in the allowance for loan losses in prior years. Of the $316,000 in commercial and agricultural loans charged off during 2004, $276,000 of the total consisted of two commercial loans. We do not anticipate that the need to charge off these loans in 2004, which led to the substantial increase in charge-offs in 2004, will impact our future operating results.

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

Management provided an additional $90,000 to the Reserve for Loan Losses in 2004 to reflect the overall credit quality of the portfolio as of December 31, 2004. The bank expensed a provision of $50,000 in 2003. There was a negative provision of $275,000 for possible loan losses in 2002. The negative provision in 2002 was based upon the results of management’s quarterly reviews of the loan portfolio to identify problem and potential problem loans and to determine appropriate courses of action on a loan-by-loan basis. Collection procedures are activated when a loan becomes past due.

As a result of loans sold in 2004, our loan portfolio decreased. We had projected future loan growth that would have more than offset the amount of loans sold. The amounts provided to the reserve for loan losses in 2004 were a result of our normal monthly process to establish the allocation to the reserve for loan losses. The procedures for assessing the adequacy of the allowance for loan losses reflect our evaluation of credit risk after careful consideration of all information available to us. In developing this assessment, we much rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown, such as economic factors, developments affecting companies in specific industries and issues with respect to single borrowers. Depending on changes in circumstances, future assessments of credit risk may yield different results, which may require an increase or a decrease in the allowance for loan losses.

The allowance is regularly reviewed by management to determine whether the amount is considered adequate to absorb probably losses. This evaluation includes: (1) specific loss estimates on certain individually reviewed loans; (2) statistical loss estimates for loan pools that are based on historical loss experience; (3) general loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios; (4) adverse situations that may affect a borrower’s ability to repay; and (5) current economic and industry conditions. Also considered as part of that judgment is a review of the Bank’s trends in delinquencies and loan losses, as well as trends in delinquencies and losses for the region and nationally, and economic factors. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio. Management’s evaluation of the adequacy of the allowance is an estimate based on management’s current judgment about the credit quality of the loan portfolio. While we strive to reflect all known risk factors in its evaluations, judgment errors may occur. After these procedures were carried out, management’s decision was to add the $90,000 to the reserve in 2004.

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

In evaluating the deferred tax position at December 31, 2004, it was determined that future taxable income could be expected to be sufficient to utilize both the net operating loss (NOL) expected for 2004 ($129,000) and the alternative minimum tax (AMT) credit carryforward ($186,000), prior to these carryforwards expiring under Internal Revenue Service regulations. However, there were two factors considered when making this determination:

1.	The NOL carryforward period is twenty years and the AMT credit can be carried forward indefinitely.

2.	The recent taxable position of FC Banc Corp during the last three years has resulted in either an AMT tax position or a net operating loss position.

Based on these two factors, it was determined that any income statement benefit for 2004 resulting from these deferred tax assets would not be appropriate, since the recent past indicates that it may be several years before the benefits would be utilized. Therefore, a valuation allowance of $57,000 was recorded in 2004 to offset any current year income statement benefit that would have resulted from recording the deferred tax asset.

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

/s/ S. R. Snodgrass, A.C.

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

Management provided an additional $90,000 to the reserve for loan losses in 2004 to reflect the overall credit quality of the portfolio as of December 31, 2004.

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

Exhibit 10.3 Change of Control Agreement dated February 10, 2005, for Anne Spreng Ferris, employed as President of the Bank.

Exhibit 10.4 Change of Control Agreement dated August 9, 2004, for Bradley K. Brinkerhoff, employed as Vice President of the Bank.

Exhibit 10.5 Change of Control Agreement dated January 31, 2005 for Matthew C. Evans, employed as Vice President of the Bank.

Exhibit 10.6 Change of Control Agreement dated January 24, 2005 for Jeffrey A. Wise, employed as Vice President/Chief Financial Officer of the Bank.

Exhibit 14 Code of Ethics.

Exhibit 21 Subsidiaries of Registrant.

Exhibit 23 Consent of the Independent Auditor.

Exhibit 23.1 Consent of Independent Registered Public Accounting Firm.

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